Form 10-Q
period 2000-06-30
TYCOM LTD
filed 2000-09-07
CIK 1108511

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

                                   333-32134
                            (COMMISSION FILE NUMBER)

                            ------------------------

                                   TYCOM LTD.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   BERMUDA                                    NOT APPLICABLE
       (JURISDICTION OF INCORPORATION)             (IRS EMPLOYER IDENTIFICATION NUMBER)

THE ZURICH CENTRE, SECOND FLOOR, SUITE 201, 90 PITTS BAY ROAD, PEMBROKE, HM 08,
                                    BERMUDA
              (ADDRESS OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICE)

                                  441-298-9770
                        (REGISTRANT'S TELEPHONE NUMBER)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / / No /X/. (The registrant became subject to the reporting requirements of the Securities and Exchange Act of 1934 on July 26, 2000.)

    The number of common shares outstanding as of September 7, 2000 was 520,300,000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   TYCOM LTD.
                               INDEX TO FORM 10-Q

                                                                PAGE
                                                              --------
PART I--FINANCIAL INFORMATION:

Item 1--Financial Statements

  Consolidated Balance Sheets as of September 30, 1999 and
    June 30, 2000 (unaudited)...............................      1

  Consolidated Statements of Operations for the Quarters and
    Nine Months ended
    June 30, 2000 and 1999 (unaudited)......................      2

  Consolidated Statements of Cash Flows for the Nine Months
    ended June 30, 2000 and 1999 (unaudited)................      3

  Notes to Consolidated Financial Statements (unaudited)....      4

Item 2--Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................      8

Item 3--Quantitative and Qualitative Disclosures About
  Market Risk...............................................     13

PART II--OTHER INFORMATION:

Item 1--Legal Proceedings...................................     14

Item 2--Changes in Securities and Use of Proceeds...........     14

Item 6--Exhibits and Reports on Form 8-K....................     14

                         PART I--FINANCIAL INFORMATION

ITEM 1--FINANCIAL STATEMENTS

                                   TYCOM LTD.
                          CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                                                   (UNAUDITED)
                                                                                  JUNE 30, 2000
                                                              SEPTEMBER 30,   ---------------------
                                                                  1999         ACTUAL     PRO FORMA
                                                              -------------   ---------   ---------
                                                                                          (NOTE 1)
                                              ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................     $   12.1     $   18.8    $1,951.7
  Short-term advances to parent.............................        505.5        112.3       112.3
  Receivables, less allowance for doubtful accounts of $19.8
    at September 30, 1999 and $54.3 at June 30, 2000........        278.7        338.4       338.4
  Contracts in process......................................        432.9        156.1       156.1
  Inventories...............................................        108.7        130.6       130.6
  Deferred income taxes.....................................         36.9         53.7        53.7
  Other current assets......................................         18.1         19.7        19.7
                                                                 --------     --------    --------
  Total current assets......................................      1,392.9        829.6     2,762.5
CONSTRUCTION IN PROGRESS--TYCOM GLOBAL NETWORK..............           --          6.4         6.4
PROPERTY, PLANT AND EQUIPMENT, NET..........................        464.4        544.2       544.2
GOODWILL AND OTHER INTANGIBLE ASSETS, NET...................        348.6        320.6       320.6
DEFERRED INCOME TAXES.......................................        112.5        105.7       105.7
OTHER ASSETS................................................         73.8         43.9        43.9
                                                                 --------     --------    --------
    TOTAL ASSETS............................................     $2,392.2     $1,850.4    $3,783.3
                                                                 ========     ========    ========

                               LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES:
  Loans payable and current maturities of long-term debt....     $    2.3     $    2.2    $    2.2
  Accounts payable..........................................        175.3        173.6       173.6
  Accrued expenses and other current liabilities............        176.0        217.1       217.1
  Income taxes payable......................................           --         52.6        52.6
  Contracts in process--billings in excess of costs.........        849.1        476.6       476.6
  Deferred revenue..........................................         12.4         45.1        45.1
                                                                 --------     --------    --------
  Total current liabilities.................................      1,215.1        967.2       967.2
LONG-TERM DEBT..............................................        608.2        655.0       655.0
OTHER LONG-TERM LIABILITIES.................................         14.7         16.5        16.5
                                                                 --------     --------    --------
    TOTAL LIABILITIES.......................................      1,838.0      1,638.7     1,638.7
MINORITY INTEREST...........................................         55.7         52.5        52.5
COMMITMENTS AND CONTINGENCIES (NOTE 9)

SHAREHOLDER'S EQUITY:
Preference shares, $1.00 par value, 600,000,000 million
  authorized;
  none issued and outstanding...............................           --           --          --
Common shares, $0.25 par value, 3,000,000,000 authorized;
  520,300,000 issued and outstanding on a pro forma basis...           --           --       130.1
Share premium...............................................           --           --     1,997.1
Parent company investment...................................        501.3        194.3          --
Currency translation adjustment.............................         (2.8)       (35.1)      (35.1)
                                                                 --------     --------    --------
    TOTAL SHAREHOLDER'S EQUITY..............................        498.5        159.2     2,092.1
                                                                 --------     --------    --------
    TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY..............     $2,392.2     $1,850.4    $3,783.3
                                                                 ========     ========    ========

          See notes to consolidated financial statements (unaudited).

                                   TYCOM LTD.
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                             FOR THE QUARTERS     FOR THE NINE MONTHS
                                                              ENDED JUNE 30,        ENDED JUNE 30,
                                                            -------------------   -------------------
                                                              2000       1999       2000       1999
                                                            --------   --------   --------   --------
Revenue from product sales................................   $638.5     $376.9    $1,834.7   $ 985.4
Service revenue...........................................     37.9       54.7       117.5     145.5
                                                             ------     ------    --------   -------
NET REVENUE...............................................    676.4      431.6     1,952.2   1,130.9
Cost of product sales.....................................    456.7      279.2     1,390.8     716.2
Cost of services..........................................     22.2       28.3        67.6      63.1
Sales and marketing.......................................      3.3        4.7        10.4      13.4
Research and development..................................     15.9       13.7        42.6      40.2
General and administrative................................     26.4       18.3        68.7      48.1
                                                             ------     ------    --------   -------
OPERATING INCOME..........................................    151.9       87.4       372.1     249.9
Interest expense, net.....................................     (7.5)     (10.0)       (8.7)    (33.6)
Minority interest.........................................     (4.1)      (4.5)      (10.8)    (12.0)
                                                             ------     ------    --------   -------
Income before income taxes................................    140.3       72.9       352.6     204.3
Income tax provision......................................    (51.6)     (28.3)     (128.7)    (82.3)
                                                             ------     ------    --------   -------
NET INCOME................................................   $ 88.7     $ 44.6    $  223.9   $ 122.0
                                                             ======     ======    ========   =======

NET INCOME PER SHARE (NOTE 5):
  Basic...................................................   $ 0.20     $ 0.10    $   0.50   $  0.27
  Diluted.................................................     0.20       0.10        0.50      0.27

AVERAGE COMMON SHARES USED IN COMPUTING NET INCOME PER
  SHARE (NOTE 5):
  Basic...................................................    450.0      450.0       450.0     450.0
  Diluted.................................................    450.0      450.0       450.0     450.0

          See notes to consolidated financial statements (unaudited).

                                   TYCOM LTD.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN MILLIONS)

                                                              FOR THE NINE MONTHS
                                                                ENDED JUNE 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................   $223.9     $122.0
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Depreciation............................................     43.5       26.3
    Goodwill and other intangible amortization..............      7.6        4.8
    Deferred income taxes...................................    (10.0)      41.9
    Provisions for losses on receivables and inventory......     63.2        0.5
    Minority interest expense...............................     10.8       12.0
    Other non-cash items....................................     11.3         --
    Changes in assets and liabilities, net of the effects of
      acquisitions:
      Receivables...........................................    (99.6)    (142.0)
      Contracts in process..................................    (95.7)     447.2
      Inventories...........................................    (45.8)     (22.6)
      Other current assets..................................     (1.7)     (15.1)
      Accounts payable......................................     (1.4)      13.5
      Accrued expenses and other current liabilities........     44.0      (61.6)
      Income taxes payable..................................     52.6         --
      Deferred revenue......................................     33.1      (10.4)
                                                               ------     ------
        Net cash provided by operating activities...........    235.8      416.5
                                                               ------     ------
CASH FLOWS FROM INVESTING ACTIVITIES:
Construction in progress--TyCom Global Network..............     (6.4)        --
Purchase of property, plant and equipment...................   (136.1)     (56.6)
Acquisition related costs, net of cash acquired.............     (0.1)      (2.9)
Increase in investments.....................................       --       (9.3)
Decrease/(Increase) in long-term receivables................     18.2      (59.4)
Other.......................................................      2.5         --
                                                               ------     ------
        Net cash used in investing activities...............   (121.9)    (128.2)
                                                               ------     ------
CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term advances from/(to) Parent........................    388.2     (220.9)
Repayments of long-term debt................................     (1.1)      (1.3)
Net proceeds on long-term loans from Parent.................     48.6        1.3
Change in Parent company investment.........................   (530.9)     (97.7)
Distributions to minority interest..........................    (14.1)     (19.0)
Other.......................................................      2.1       (0.3)
                                                               ------     ------
        Net cash used in financing activities...............   (107.2)    (337.9)
                                                               ------     ------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........      6.7      (49.6)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............     12.1       49.7
                                                               ------     ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................   $ 18.8     $  0.1
                                                               ======     ======
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
Net assets of acquired businesses contributed by Parent.....   $   --     $280.0

          See notes to consolidated financial statements (unaudited).

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

    TyCom Ltd. (the "Company" or "TyCom"), a Bermuda company, was incorporated on March 8, 2000 as a wholly-owned subsidiary of Tyco International Ltd. to serve as the holding company for its undersea fiber optic cable communications business.

    The unaudited consolidated financial statements presented herein include the consolidated accounts of TyCom and its subsidiaries. Tyco International Ltd. and its subsidiaries, excluding TyCom and its subsidiaries, are referred to herein as the "Parent" or "Tyco." The financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles in the United States. These statements should be read in conjunction with the Company's audited consolidated financial statements for the fiscal year ended September 30, 1999 and other information included in Amendment No. 6 to the Company's Registration Statement on Form S-1 filed on July 26, 2000.

    These financial statements present the consolidated financial position and results of operations of the Company as a subsidiary of Parent, including adjustments necessary for a fair presentation of the business. The financial statements presented may not be indicative of the results that would have been achieved had the Company operated as a separate, stand-alone entity.

    The consolidated financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Company's financial position and results of operations.

    The accompanying balance sheet as of June 30, 2000 has been presented on a pro forma basis to reflect the establishment of the Company's capital structure and the impact of the pricing of the initial public offering ("IPO") of the Company's common shares in July 2000. Prior to the IPO, the Company had 3,000,000,000 common shares authorized with a par value of $0.25 per share and 600,000,000 undesignated preference shares authorized with a par value of $1.00 per share. In connection with the establishment of the Company's capital structure, the assets and liabilities of the Company and its subsidiaries, which were previously owned by Tyco, were transferred from Tyco to Tycom and 450,000,000 common shares of TyCom were issued to Tyco. In July 2000, the Company sold 70,300,000 or 14% of its common shares in the IPO. Net proceeds to TyCom from the IPO, after deducting the underwriting discount and commissions were approximately $2.1 billion. Of that amount, $200 million was paid as a dividend to Tyco and the remaining amount is expected to be used toward the deployment of the TGN.

2. CONSTRUCTION IN PROGRESS--TYCOM GLOBAL NETWORK

    The Company is an independent provider of undersea fiber optic networks and services, engaged in the design, engineering, manufacture, installation and maintenance of undersea fiber optic networks. The Company is applying its capabilities to construct its own global undersea fiber optic network, known as the TyCom Global Network ("TGN"), and sell its bandwidth capacity to others. Costs incurred prior to the completion of a cable segment of the TGN are stated at cost and reflected as construction in progress in the accompanying consolidated balance sheets. Capitalized costs to date include land costs for cable stations, marine survey costs and other costs related to the deployment of the TGN.

3. LONG-TERM DEBT

    Long-term debt is as follows:

                                                         SEPTEMBER 30,   JUNE 30,
                                                             1999          2000
                                                         -------------   --------
                                                              (IN MILLIONS)
7.2% loan from Parent due 2001 (i).....................     $398.8        $   --
8.0% peseta denominated note due 2003..................        9.2           7.2
6.7% loan from Parent due 2008 (i).....................      202.5            --
7.3% loan from Parent due 2010 (i).....................         --         200.0
7.5% loan from Parent due 2012 (i).....................         --         250.0
7.5% loan from Parent due 2015 (i).....................         --         200.0
                                                            ------        ------
Total debt.............................................      610.5         657.2
Less current portion...................................       (2.3)         (2.2)
                                                            ------        ------
Long-term debt.........................................     $608.2        $655.0
                                                            ======        ======

------------------------

(i) In March 2000, the Company refinanced its long-term debt from Parent and increased its borrowings by entering into $200.0 million, $250.0 million and $200.0 million notes payable.

4. INTEREST EXPENSE, NET

    Interest expense, net is comprised of the following:

                                                              FOR THE QUARTERS         FOR THE NINE MONTHS
                                                               ENDED JUNE 30,            ENDED JUNE 30,
                                                           ----------------------      -------------------
                                                             2000          1999          2000       1999
                                                           --------      --------      --------   --------
                                                                            (IN MILLIONS)
Third party interest income..........................       $  0.4        $   --        $ 0.7      $   --
Third party interest expense.........................         (0.1)           --         (0.4)         --
Interest income-short-term advances to Parent........          4.5           0.6         25.3         1.2
Interest expense-short-term loans from Parent........         (0.3)           --         (0.7)       (3.0)
Interest expense-long-term loans from Parent.........        (12.0)        (10.6)       (33.6)      (31.8)
                                                            ------        ------        -----      ------
Interest expense, net................................       $ (7.5)       $(10.0)       $(8.7)     $(33.6)
                                                            ======        ======        =====      ======

    Interest expense associated with Parent's general corporate debt has not been allocated to the Consolidated Financial Statements herein. Interest expense approximates the estimated cost of borrowings that would have been incurred on a stand-alone basis.

5. NET INCOME PER SHARE

    TyCom's capital structure was established immediately prior to the IPO of its common shares in July 2000. In accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 98, the capitalization of common shares has been retroactively reflected for the purposes of presenting income per share for the quarters and nine months ended June 30, 2000 and 1999.

    Net income per share has been computed by dividing net income by
450.0 million common shares, which is the number of shares outstanding prior to the IPO. There were no dilutive common share equivalents outstanding prior to the close of the Company's IPO.

6. COMPREHENSIVE INCOME

    Total comprehensive income was approximately $86.6 million and $44.6 million for the quarters ended June 30, 2000 and 1999, respectively, and $191.6 million and $122.0 million for the nine months ended

June 30, 2000 and 1999, respectively, which consists of net income and the net change in foreign currency translation adjustment.

7. PARENT COMPANY INVESTMENT

    In March 2000, TyCom paid a $550.0 million cash dividend to Parent for accumulated investment balance prior to the IPO. During the quarter and nine months ended June 30, 2000, net transfers from Parent for business operations were $0 and $19.1 million, respectively.

8. SUPPLEMENTARY BALANCE SHEET INFORMATION

    Selected supplementary balance sheet information is presented below:

                                                        SEPTEMBER 30,   JUNE 30,
                                                            1999          2000
                                                        -------------   --------
                                                             (IN MILLIONS)
Inventories:
  Purchased materials and manufactured parts..........     $  66.9      $  95.2
  Work in process.....................................        40.3         33.5
  Finished goods......................................         1.5          1.9
                                                           -------      -------
                                                           $ 108.7      $ 130.6
                                                           =======      =======

Property, Plant and Equipment:
  Land................................................     $   2.9      $   5.4
  Buildings...........................................        40.3         52.8
  Machinery and equipment.............................       197.1        280.4
  Ships and submersibles..............................       326.5        312.2
  Leasehold improvements..............................         7.5         10.5
  Betterments in process..............................        38.8         74.0
  Accumulated depreciation............................      (148.7)      (191.1)
                                                           -------      -------
                                                           $ 464.4      $ 544.2
                                                           =======      =======

        Accrued expenses and other current liabilities include the following:

  Accrued warranties and liquidated damages...........    $  84.1     $ 104.3
                                                          =======     =======

9. COMMITMENTS AND CONTINGENCIES

    As reported in the Company's Registration Statement on Form S-1, as amended, filed July 26, 2000 in connection with the IPO, the Company and its subsidiaries are involved in litigation with IDT Corp. and IDT Europe B.V.B.A. and litigation and arbitration with Global Crossing Ltd. The following developments have occurred since the date of the Registration Statement.

IDT LITIGATION

    In the action filed by IDT Europe B.V.B.A. against Tyco Group (S.a.r.l.), TyCom (US) Inc. (formerly known as Tyco Submarine Systems Ltd.), Tyco and Tyco International (US) Inc. in the Superior Court of New Jersey, Law Division, Morris County, the court granted on August 18, 2000, the defendants' motion to dismiss on comity grounds, without prejudice and on condition that defendants may not defend any subsequent action by plaintiff on the grounds of statute of limitations.

GLOBAL CROSSING LITIGATION

    In the litigation brought against TyCom (US) Inc. (formerly known as Tyco Submarine Systems Ltd.) by Global Crossing Ltd. in the Southern District of New York, the court has set February 28, 2001, as the date for completion of all fact discovery, and TyCom (US) Inc. has moved for judgment on the pleadings seeking dismissal of the plaintiffs' claims for defamation, fraudulent inducement, fraudulent concealment and breach of alleged agreement to inform Global Crossing Ltd. of opportunities to bid on or develop competing subsea cable systems and to refrain from investing in the Pacific segment of the TGN.

GLOBAL CROSSING ARBITRATION

    In the arbitration proceeding brought by affiliates of Global Crossing Ltd. against TyCom (US) Inc., each party has nominated an arbitrator, and the party-nominated arbitrators have agreed on a third arbitrator to serve as chairman of the arbitral panel. In addition, the parties have settled their disputes under the operation, administration and maintenance agreement pursuant to which Tycom (US) Inc. had provided maintenance and certain other services to affiliates of Global Crossing Ltd. with respect to the Atlantic Crossing-1 system. Specifically, the parties agreed to terminate that agreement in exchange for mutual releases, payments to TyCom (US) Inc. totaling approximately
$19 million and a dismissal of claims arising out of the agreement from the arbitration. The other disputes relating to the development and construction agreement and the sales agency agreements in this arbitration remain pending.

10. RELATED PARTY TRANSACTIONS

    Certain services are provided to the Company by the Parent, primarily related to financial, treasury, tax, legal, audit, human resource and risk management functions. The Company recorded a service charge of 1.0% of net revenue related to these services in each of the quarters and nine months ended June 30, 2000 and 1999, which is included in general and administrative expenses in the Consolidated Statements of Operations.

    The Company purchases various operational services, such as fire protection and engineering, and certain of the components for its manufactured products, such as wire and circuit boards, from subsidiaries of Tyco at prices which approximate market. Purchases from these related parties were $10.1 million, $3.6 million, $26.0 million, and $10.2 million during the quarters and nine months ended June 30, 2000 and 1999, respectively. Amounts due under these trade activities were $1.9 million and $2.1 million as of June 30, 2000 and September 30, 1999, respectively, and are included in accounts payable in the Consolidated Balance Sheets.

    Short-term loans have been provided by the Parent to fund the purchase of significant expenditures related to construction contracts. These expenditures are generally expensed to cost of product sales in accordance with our revenue recognition policy. The short-term loans are repaid when the Company receives payment for customer contracts. Amounts outstanding under these types of short-term loans were $6.7 million and $10.3 million as of September 30, 1999 and June 30, 2000, respectively, and are included in accrued expenses and other current liabilities in the Consolidated Balance Sheets. See Note 3 for a discussion of loans from Parent included in long-term debt.

11. SUBSEQUENT EVENTS

    In July 2000, the Company entered into an agreement with C2C Pte. Ltd. ("C2C"), a private cable development company led by Singapore Telecommunications, for the supply of a 17,000-kilometer undersea fiber optic system connecting major cities in Asia, which is valued at over $1 billion. In connection with the supply agreement, the Company entered into a joint venture with, among other investors, C2C AsiaPac Pte. Ltd. and committed to fund approximately $140 million for a 15% ownership in C2C. In August 2000, the Company announced it had received an order from Asia Global Crossing for upgrades to their Pacific Crossing Cable System, valued at approximately
$100 million.

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    We are an independent provider of undersea fiber optic networks and services, engaged in the design, engineering, manufacture, installation and maintenance of undersea fiber optic networks. We are applying our capabilities to construct our own global undersea fiber optic network, known as the TyCom Global Network ("TGN"), and sell our bandwidth capacity to others.

    We expect revenue through fiscal 2001 to be derived primarily from our historical business of providing systems and maintenance services under customer contracts currently in backlog. Following the completion of the transatlantic portion of the first phase of the TGN in the second half of calendar 2001, we expect our revenues to be derived primarily from the sale of bandwidth capacity on the TGN. We plan to continue to provide our products and services to others while deploying the TGN. During construction of the transatlantic portion of the TGN, revenues and operating income may decrease from current levels. During the same period, operating expenses are expected to increase due to building our infrastructure, including network operations, sales and marketing, research and development and administration. However, we anticipate total fiscal 2001 operating income will increase slightly over expected fiscal 2000 levels.

RESULTS OF OPERATIONS

    Net income was $223.9 million for the nine months ended June 30, 2000, as compared to $122.0 million for the nine months ended June 30, 1999. The operating results, which are presented in accordance with generally accepted accounting principles ("GAAP") in the United States, are supplemented by a discussion of earnings before interest, income taxes, depreciation and amortization ("EBITDA"). As the operations of our business transition to deploying the TGN and selling bandwidth capacity, we will begin to view results on an EBITDA basis. EBITDA is commonly used in the communications industry to analyze companies on the basis of operating performance. EBITDA, however, should not be considered an alternative to operating or net income as an indicator of the performance of our business, or as an alternative to cash flows from operating activities as a measure of liquidity, in each case determined in accordance with GAAP.

    When we make an acquisition, the acquired company is immediately integrated with our existing operations. Consequently, we do not separately track the operating results of acquired companies. The discussion below includes estimated revenue comparisons that exclude the effects of acquisitions.

    Cost of product sales and services include all direct project and maintenance costs, including manufacturing, marine installation, cable station equipment and related installation costs, project management and engineering support costs. Operating expenses include costs associated with sales and marketing, research and development, and general and administrative expenses. General and administrative expenses include executive, legal, finance, human resources, information technology and service charges from Tyco. See Note 9 to the Consolidated Financial Statements for further discussion of the service charges from Tyco.

QUARTER ENDED JUNE 30, 2000 COMPARED TO QUARTER ENDED JUNE 30, 1999

REVENUES

    Net revenue increased 56.7% during the quarter ended June 30, 2000 to $676.4 million from $431.6 million in the quarter ended June 30, 1999. Revenue from product sales increased 69.4% to $638.5 million from $376.9 million. The major projects driving product revenue growth included SAm-1 (an increase of $227 million) and Hibernia (an increase of $188 million), partially offset by Pacific Crossing-1 (a decrease of $88 million) and Americas II (a decrease of $50 million). The SAm-1 system was contracted in July 1999 and connects major telecommunications centers around South America. The Hibernia system was contracted in June 1999 and consists of a 12,300 kilometer four fiber pair ring between the United States, Canada, the United Kingdom and Ireland. The Pacific Crossing-1 system was contracted in April 1998 and connects the United States and Japan. The Americas II system was contracted in February 1998 and connects South America, the Caribbean and the United States.

    Service revenue decreased 30.7% to $37.9 million from $54.7 million. Service revenue decreased primarily due to a decline of $18.2 million in capacity sales commissions related to the Atlantic Crossing-1 project.

    Additionally, net revenue increased in part due to the acquisition of Telecomunicaciones Marinas, S.A., known as Temasa, in May 1999. Excluding the impact of Temasa, net revenue increased approximately 55.1% in the quarter ended June 30, 2000.

OPERATING RESULTS

    Operating income increased $64.5 million, or 73.8%, to $151.9 million in the quarter ended June 30, 2000. The increase in operating income was primarily due to increased project revenue and the inclusion of the full quarter's results of Temasa in the current quarter, partially offset by increased operating expenses. In the quarter ended June 30, 2000, operating income was negatively impacted by an increase in the expense for product warranty reserves and bad debt reserves of $16.8 million and $5.0 million, respectively. Operating income was 22.5% of net revenue in the quarter ended June 30, 2000, as compared to 20.3% in the quarter ended June 30, 1999. The increase in operating income as a percentage of net revenue is primarily due to the increase in project revenue, partially offset by the increases in operating expenses, discussed below.

    During the quarter ended June 30, 2000, we incurred $3.3 million in sales and marketing costs compared to $4.7 million during the quarter ended June 30, 1999. The decrease in sales and marketing costs was primarily due to lower personnel costs associated with the transition from being solely a supplier, to also being an owner of undersea cable. Sales and marketing expenses were 0.5% and 1.1% of net revenue during the quarters ended June 30, 2000 and 1999, respectively. The decrease in sales and marketing costs as a percentage of net revenue also reflects higher project revenue for the current period. We expect these costs to increase both in absolute dollars and as a percentage of net revenue as we build the sales and marketing staff and begin to sell bandwidth capacity on the TGN.

    Research and development costs were $15.9 million and $13.7 million in the quarters ended June 30, 2000 and 1999, respectively. Research and development expenses increased due to higher personnel and equipment depreciation costs. Research and development expenses were 2.4% and 3.2% of net revenue during the quarters ended June 30, 2000 and 1999, respectively. The decrease in research and development costs as a percentage of net revenue was due to higher project revenue for the current period.

    During the quarter ended June 30, 2000, we incurred $26.4 million in general and administrative costs compared to $18.3 million during the quarter ended
June 30, 1999. The increase in general and administrative costs was due primarily to an increase in bonus expense of $4.5 million as a result of increased profits, an increase in the service charge from Tyco of $2.4 million, related to the increase in net revenue, and an increase in goodwill and other intangible amortization of $0.5 million due to the acquisition of Temasa in May 1999. General and administrative expenses were 3.9% and 4.2% of net revenue during the quarters ended June 30, 2000 and 1999, respectively. The decrease in general and administrative costs as a percentage of net revenue was due to higher project revenue for the current period.

    EBITDA increased $70.8 million, or 71.4%, to $170.0 million in the quarter ended June 30, 2000. Depreciation and amortization expense for the quarter ended June 30, 2000 was $18.1 million compared to $11.8 million for the quarter ended June 30, 1999. The increase of $6.3 million was principally due to an increase in depreciation of $5.7 million related to the addition of a new cable ship, the C.S. Tyco Provider, and the establishment of a new manufacturing facility. In addition, goodwill and other intangible amortization increased $0.5 million due to the acquisition of Temasa in May 1999.

INTEREST EXPENSE, NET

    Interest expense, net, was $7.5 million for the quarter ended June 30, 2000, as compared to $10.0 million for the quarter ended June 30, 1999. The decrease of $2.5 million was principally due to higher interest income associated with advances to Parent, slightly offset by higher interest expense on loans from Parent.

INCOME TAX EXPENSE

    The effective income tax rate was 36.8% and 38.8% during the quarters ended June 30, 2000 and 1999, respectively. The decrease was due to higher earnings in tax jurisdictions with lower income tax rates. We believe that we will generate sufficient future income to realize the tax benefits related to our deferred tax assets.

NINE MONTHS ENDED JUNE 30, 2000 COMPARED TO NINE MONTHS ENDED JUNE 30, 1999

REVENUES

    Net revenue increased 72.6% during the nine months ended June 30, 2000 to $1,952.2 million from $1,130.9 million in the nine months ended June 30, 1999. Revenue from product sales increased 86.2% to $1,834.7 million from $985.4 million. The major projects driving product revenue growth included SAm-1 (an increase of $538 million), Hibernia (an increase of $278 million), Yellow (an increase of $219 million), and Pacific Crossing-1 (an increase of $140 million), partially offset by China-US (a decrease of $164 million) and Americas II (a decrease of $84 million). The Yellow cable system was contracted in June 1999 and connects the United States and the United Kingdom. China-US was contracted in December 1997 and connects the United States and China.

    Service revenue decreased 19.2% to $117.5 million from $145.5 million. Service revenue decreased primarily due to a decline of $53.0 million in capacity sales commissions related to the Atlantic Crossing-1 project, partially offset by an increase of $11.4 million associated with the acquisition of Temasa in May 1999.

    Additionally, net revenue increased in part due to the acquisition of Temasa in May 1999. Excluding the impact of Temasa, net revenue increased approximately 69.2% in the nine months ended June 30, 2000.

OPERATING RESULTS

    Operating income increased $122.2 million, or 48.9%, to $372.1 million in the nine months ended June 30, 2000. The increase in operating income was primarily due to increased project revenue and the inclusion of the results of Temasa for the full nine months ended June 30, 2000, partially offset by an increase in cost of product sales and operating expenses and the recording of $53.0 million in income from capacity sales commissions related to the Atlantic Crossing-1 project during the nine months ended June 30, 1999. In the nine months ended June 30, 2000, operating income was negatively impacted by recording $39.3 million for receivable allowances and bad debt provisions;
$24.7 million for inventory provisions for potential excess and obsolete inventory due to technology changes on terminal equipment; a provision of $19.9 million primarily related to the delayed delivery of Americas II, a system which we installed in conjunction with other suppliers; an increase of $16.8 million in the expense recorded for product warranty reserves; and recording a $5.0 million provision related to loss on a contract. Operating income was 19.1% of net revenue in the nine months ended June 30, 2000, as compared to 22.1% in the nine months ended June 30, 1999. The decrease in operating income as a percentage of net revenue is primarily due to the increase in cost of product sales and services and operating expenses, discussed below, partially offset by the increase in net revenue.

    During the nine months ended June 30, 2000, we incurred $10.4 million in sales and marketing costs compared to $13.4 million during the nine months ended June 30, 1999. The decrease in sales and marketing costs was primarily due to a decrease in personnel costs, associated with the transition from being solely a supplier, to also being an owner of undersea cable. Sales and marketing expenses were 0.5% and 1.2% of net revenue during the nine months ended June 30, 2000 and 1999, respectively. The decrease in sales and marketing costs as a percentage of net revenue also reflects higher project revenue for the current period. We expect these costs to increase both in absolute dollars and as a percentage of net revenue as we build the sales and marketing staff and begin to sell bandwidth capacity on the TGN.

    Research and development costs were $42.6 million and $40.2 million in the nine months ended June 30, 2000 and 1999, respectively. Research and development costs increased due to higher spending related to additional personnel, higher equipment depreciation and higher overhead costs incurred in connection with a new TyCom research and development facility, partially offset by one-time costs associated with moving to the facility incurred in the prior year. Research and development expenses were 2.2% and 3.6% of net revenue during the nine months ended June 30, 2000 and 1999, respectively. The decrease in research and development costs as a percentage of net revenue was due to higher project revenue for the current period.

    During the nine months ended June 30, 2000, we incurred $68.7 million in general and administrative costs compared to $48.1 million during the nine months ended June 30, 1999. The increase in general and administrative costs was due to an increase in the service charge from Tyco of $8.2 million as a result of the increase in net revenues, an increase in bonus expense of $7.4 million as a result of increased profits and an increase in goodwill and other intangible amortization of $2.8 million due to the acquisition of Temasa in May 1999. General and administrative expenses were 3.5% and 4.3% of net revenue during the nine months ended June 30, 2000 and 1999, respectively. The decrease in general and administrative costs as a percentage of net revenue was due to higher project revenue for the current period.

    EBITDA increased $142.2 million, or 50.6%, to $423.2 million in the nine months ended June 30, 2000. Depreciation and amortization expense for the nine months ended June 30, 2000 was $51.1 million compared to $31.1 million for the nine months ended June 30, 1999. The increase of $20.0 million was principally due to an increase in depreciation of $17.2 million related to the addition of a new cable ship, the C.S. Tyco Provider, and the establishment of a new manufacturing facility. In addition, goodwill and other intangible amortization increased $2.8 million due to the acquisition of Temasa in May 1999.

INTEREST EXPENSE, NET

    Interest expense, net, was $8.7 million for the nine months ended June 30, 2000, as compared to $33.6 million for the nine months ended June 30, 1999. The decrease of $24.9 million was principally due to higher interest income associated with advances to Parent, slightly offset by higher interest expense on loans from Parent.

INCOME TAX EXPENSE

    The effective income tax rate was 36.5% for the nine months ended June 30, 2000, as compared to 40.3% in the nine months ended June 30, 1999. The decrease in the effective income tax rate was primarily due to higher earnings in tax jurisdictions with lower income tax rates. We believe that we will generate sufficient future income to realize the tax benefits related to our deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

    We estimate that the total cost to implement the first phase of the TGN will be approximately $5.7 billion over the next three fiscal years. We believe that our cash flow from operations, together with net proceeds from our recently completed IPO and available financings under our revolving credit agreements with Tyco, will be adequate to fund our operations and meet the anticipated capital requirements of deploying the first phase of the TGN.

    In March 2000, we paid a $550.0 million cash dividend to Parent for accumulated investment balance. During the nine months ended June 30, 2000, net transfers from Parent for business operations were $19.1 million.

    In July 2000, we sold approximately 14% of our common shares in an IPO. Our net proceeds from the offering were approximately $2.1 billion. Of that amount, we paid $200.0 million as a dividend to Tyco and the remaining amount is expected to be used toward the deployment of the TGN.

    As presented in the consolidated statement of cash flows, net cash provided by operating activities was $235.8 million in the nine months ended June 30, 2000. The significant changes in working capital in the nine months ended
June 30, 2000 were a $99.6 million increase in receivables and a $95.7 million increase in contracts in progress.

    For the nine months ended June 30, 2000, receivables increased due to a $155.2 million customer billing on the SAm-1 project, partially offset by collection of a $68.3 million receivable related to the Pacific Crossing-1 project. The increase in contracts in process was due principally to a decrease in billings in excess of costs for SAm-1 ($143 million), Pan American Crossing ($95 million) and Pacific Crossing-1 ($71 million), partially offset by a decrease in contracts in process balances for China-US ($93 million) and Americas II ($32 million).

    During the nine months ended June 30, 2000, we used cash of $136.1 million to purchase property, plant and equipment, primarily associated with manufacturing machinery and equipment and research and development test equipment, and $6.4 million to begin construction of the TGN.

    Short-term advances to Tyco reflect cash balances generated from our operating activities that we transferred to Tyco to be included in Tyco's consolidated cash management activities. The advances are available to us on an as needed basis. Short-term advances decreased in the nine months ended
June 30, 2000 due primarily to a $550 million cash dividend paid to Tyco in March 2000, partially offset by an increase in long-term loans from Tyco and positive cash flow for the period.

    Short-term loans have been provided by Tyco to fund the purchase of significant expenditures related to construction contracts. At June 30, 2000, short-term loans of $10.3 million were outstanding and are included in accrued expenses and other current liabilities on our consolidated balance sheet.

    In March 2000, we refinanced our long-term debt from Parent and increased our borrowings by entering into $200.0 million, $250.0 million and $200.0 million notes payable, which bear interest at fixed rates of 7.3%, 7.5% and 7.5% and are due in March 2010, March 2012 and March 2015, respectively.

    At June 30, 2000, our total debt was $657.2 million, primarily consisting of long-term loans from Tyco. In connection with the formation of TyCom and related organizational restructuring of Tyco which occurred in March 2000, all of our long-term loans from Tyco were refinanced with new long-term loans from Tyco, which have maturities of at least 10 years. We believe interest rates on these loans are no less favorable than those available to us from a third party commercial lender. These new loans are prepayable without penalty at par value at any time after March 2005. Prepayment of amounts outstanding prior to March 2005 requires a redemption premium of up to 5%.

    In July 2000, we entered into an agreement with C2C Pte. Ltd. ("C2C"), a private cable development company led by Singapore Telecommunications, for the supply of a 17,000-kilometer undersea fiber optic system connecting major cities in Asia, which is valued at over $1 billion. In connection with the supply agreement, we entered into a joint venture, among other investors, with C2C AsiaPac Pte. Ltd. and committed to fund approximately $140 million for a 15% ownership in C2C.

BACKLOG

    At June 30, 2000, we had a backlog of unfilled orders of approximately $2,498.0 million, compared to a backlog of approximately $3,535.4 million at September 30, 1999. Backlog decreased from September 30, 1999 to June 30, 2000, due to a decline in system supply contract bookings as the business shifts its focus to the construction of the TGN and due to the timing of signing and performance of its long-term contracts.

    Backlog includes maintenance contracts of $795.8 million and $529.7 million as of June 30, 2000 and September 30, 1999, respectively. Maintenance backlog increased from September 30, 1999 to June 30, 2000 due to booking maintenance contracts for the Hibernia and SAm-1 systems.

ACCOUNTING AND TECHNICAL PRONOUNCEMENTS

    In June 1998 and June 2000, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." These statements establish accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS Nos. 133 and 138 also require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. In June 1999, the FASB issued SFAS No. 137 which defers the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. SFAS No. 138 shall be adopted concurrently with SFAS No. 133. We are currently analyzing these standards.

    In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation--an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000. We do not expect the application of FIN 44 to have a material impact on our financial position or results of operations.

FORWARD LOOKING INFORMATION

    Certain statements in this report are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management's current expectations and are subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained in the forward-looking statements.

    The following factors, among others, could cause actual results to differ materially from those described in the forward-looking statements: the timing of construction and the successful operation of the TGN, changes in telecommunications technology, changes in demand for bandwidth capacity, receipt of necessary licenses and regulatory approvals, competitive factors in the undersea fiber optics cable industry and in the telecommunications industry generally, overall economic and business conditions, changes in the regulatory environment, the outcome of litigation, risks associated with conducting business in international markets, and other risks described in our Form S-1 Registration Statement (as amended) filed with the SEC. We are under no obligation to (and expressly disclaim any obligation to) update or alter our forward-looking statements whether as a result of new information, future events or otherwise.

ITEM 3--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Our exposure to market risk from changes in interest rates, foreign currency exchange rates and commodity prices has not changed materially from its exposure as of the most recent year ended September 30, 1999.

                           PART II--OTHER INFORMATION

ITEM 1--LEGAL PROCEEDINGS

    As reported in the Company's Registration Statement on Form S-1, as amended, filed July 26, 2000 in connection with the initial public offering, the Company and its subsidiaries are involved in litigation with IDT Corp. and IDT Europe B.V.B.A. and litigation and arbitration with Global Crossing Ltd. The following developments have occurred since the date of the Registration Statement.

IDT LITIGATION

    In the action filed by IDT Europe B.V.B.A. against Tyco Group (S.a.r.l.), TyCom (US) Inc. (formerly known as Tyco Submarine Systems Ltd.), Tyco and Tyco International (US) Inc. in the Superior Court of New Jersey, Law Division, Morris County, the court granted on August 18, 2000, the defendants' motion to dismiss on comity grounds, without prejudice and on condition that defendants may not defend any subsequent action by plaintiff on the grounds of statute of limitations.

GLOBAL CROSSING LITIGATION

    In the litigation brought against TyCom (US) Inc. (formerly known as Tyco Submarine Systems Ltd.) by Global Crossing Ltd. in the Southern District of New York, the court has set February 28, 2001, as the date for completion of all fact discovery, and TyCom (US) Inc. has moved for judgment on the pleadings seeking dismissal of the plaintiffs' claims for defamation, fraudulent inducement, fraudulent concealment and breach of alleged agreement to inform Global Crossing Ltd. of opportunities to bid on or develop competing subsea cable systems and to refrain from investing in the Pacific segment of the TyCom Global Network.

GLOBAL CROSSING ARBITRATION

    In the arbitration proceeding brought by affiliates of Global Crossing Ltd. against TyCom (US) Inc., each party has nominated an arbitrator, and the party-nominated arbitrators have agreed on a third arbitrator to serve as chairman of the arbitral panel. In addition, the parties have settled their disputes under the operation, administration and maintenance agreement pursuant to which Tycom (US) Inc. had provided maintenance and certain other services to affiliates of Global Crossing Ltd. with respect to the Atlantic Crossing-1 system. Specifically, the parties agreed to terminate that agreement in exchange for mutual releases, payments to TyCom (US) Inc. totaling approximately
$19 million and a dismissal of claims arising out of the agreement from the arbitration. The other disputes relating to the development and construction agreement and the sales agency agreements in this arbitration remain pending.

ITEM 2--CHANGES IN SECURITIES AND USE OF PROCEEDS

    On July 26, 2000, we conducted an initial public offering of 61,130,435 common shares (70,300,000 shares including the 9,169,565 over-allotment shares), $0.25 par value per share pursuant to a final prospectus dated July 26, 2000. The prospectus was contained in the Company's Registration Statement on Form S-1, which was declared effective by the Securities and Exchange Commission (SEC File No. 333-32134) on July 26, 2000. An aggregate of 70,300,000 common shares were registered. All of the common shares (including over-allotment shares) offered were sold. The aggregate offering price was $2.2 billion, with net proceeds to TyCom of $2.1 billion, after deduction of the underwriting discounts and commissions of $0.1 billion and the estimated offering expenses of approximately $4.3 million. Goldman, Sachs & Co., Salomon Smith Barney, and Merrill Lynch & Co., acted as lead underwriters for the initial public offering. We used $200.0 million of the net proceeds to pay a dividend to Tyco and the remaining net proceeds are expected to be used toward the deployment of the TyCom Global Network.

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

           10.1 Form of Employee Confidentiality, Invention Assignment and Non-Competition Agreement

           27  Financial Data Schedule

        (b) Reports on Form 8-K

           None

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 7th day of September 2000.

                                                       TYCOM LTD.

                                                       By:              /s/ MARK H. SWARTZ
                                                            -----------------------------------------
                                                                          Mark H. Swartz
                                                                          VICE PRESIDENT
                                                                    (DULY AUTHORIZED OFFICER)

                                                       By:           /s/ DAVID W. VAN ROSSUM
                                                            -----------------------------------------
                                                                       David W. Van Rossum
                                                            VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
                                                               (PRINCIPAL ACCOUNTING AND FINANCIAL
                                                                             OFFICER)