Form 10-K405
period 2000-09-30
TYCOM LTD
filed 2000-12-21
CIK 1108511

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2000

                                       OR

             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                                   001-15765
                            (Commission File Number)

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

                                  441-298-9770
                        (Registrant's telephone number)
                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:

             Title of each class                 Name of each exchange on which registered
       Common Shares, Par Value $0.25                  New York Stock Exchange, Inc.
                                                           Bermuda Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_] .

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III or this Form 10-K or any amendment to this Form 10-K. [X].

   The aggregate market value of voting and nonvoting common shares held by nonaffiliates of registrant was $1,889,973,000 as of November 17, 2000.

   The number of common shares outstanding as of November 17, 2000 was
520,390,000

                      DOCUMENTS INCORPORATED BY REFERENCE

   See page 19 for the exhibit index.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

Item 1. Business

Introduction

   TyCom Ltd. ("We" or "TyCom"), a Bermuda company, was incorporated on March 8, 2000 as an indirect wholly-owned subsidiary of Tyco International Ltd. ("Tyco") to serve as the holding company for Tyco's undersea fiber optic cable communications business. We are designing, building and installing our own global undersea fiber optic network, known as the TyCom Global Network ("TGN"), and plan to operate, maintain and sell bandwidth capacity on the TGN. In July 2000, we sold approximately 14% of our common shares in an initial public offering ("IPO"). Net proceeds from the offering were approximately $2.1 billion. We retained $1.9 billion of the proceeds to be used primarily toward the deployment of the TGN and paid a $200 million dividend to Tyco at the closing of the IPO. TyCom's principal operating subsidiaries include TyCom (US) Inc. (formerly Tyco Submarine Systems Ltd.), TyCom Integrated Cable Systems Inc. (formerly Simplex Technologies, Inc.) and Telecomunicaciones Marinas, S.A. ("Temasa").

   We are a leading independent provider of undersea fiber optic networks and services and are engaged in the design, engineering, manufacturing, installation and maintenance of those networks. TyCom's manufacturing facilities produce undersea cable, optical amplifiers and land-based terminal transmission equipment. We operate a fleet of eleven cable ships that install undersea cable systems and service existing cable systems under maintenance agreements. We have designed, manufactured and installed over 300,000 kilometers of undersea cable and have played a principal role in the deployment and maintenance of most of the world's major undersea cable networks.

   We are applying our capabilities to build and operate the TGN. Through the TGN, we plan to provide expanded undersea bandwidth capacity, system support and select value-added services to our targeted customer base, including traditional and emerging telecommunications providers, Internet and application service providers, and others requiring significant bandwidth capacity. As we deploy the TGN, we remain dedicated to meeting the needs of our existing systems customers by completing our backlog and reserving design, manufacturing, installation and maintenance capacity to enable us to continue to supply systems' customers, but on a more limited basis than in the past.

The TyCom Global Network

   Our strategy is to become a leading provider of undersea fiber optic bandwidth capacity by deploying the world's most extensive and technologically advanced undersea fiber optic network. We plan to deploy the TGN in a number of phases over the next ten years. Implementation of the transatlantic portion of the first phase of the network has begun and is scheduled for completion in the second half of calendar 2001. The remainder of the first phase, consisting of the transpacific and various European segments, is scheduled for completion in calendar 2002.

   The first phase of the TGN is designed to offer bandwidth capacity upgradeable to a minimum of 2.56 terabits per second, span approximately 70,000 undersea kilometers and connect 30 major telecommunications centers around the globe. We plan to design, build, equip and staff the network operating centers and cable stations necessary to monitor and route bandwidth traffic over the network. Our construction and maintenance division, including our fleet of cable ships, will install and maintain the TGN.

   The timing and sequence of implementing additional phases of the network will be based on future requirements of global and regional demand. We expect that, upon completion of all phases, the TGN will total over 250,000 undersea kilometers and link to terrestrial networks on all six inhabited continents. The following table shows the initial anticipated characteristics of the first phase of the TGN upon installation:

                                              Western    Western    Eastern             UK-
                          Atlantic Pacific Mediterranean Europe  Mediterranean Baltic Germany
                          -------- ------- ------------- ------- ------------- ------ -------
Approximate cable length
 (in undersea
 kilometers)............   13,000  32,250      5,000      6,250      6,900     3,500   1,350
Number of cable
 segments...............        2       7          8          2         12        10       1
Number of fiber pairs...        4       8        2-8          4        1-6       3-4       4
Initial operational
 capacity
 (in gigabits per
 second)................      200     360        120        240        120        60     140

   Each cable segment will contain between one and eight optical fiber pairs, and each fiber pair will be capable of carrying a minimum of 640 gigabits per second of bandwidth capacity. The transatlantic portion will be configured as a ring consisting of northern and southern cable segments connecting the cable stations in Brean and Barnstable, United Kingdom and Wall Township, New Jersey.

   We plan to provide maintenance for the undersea portion of our network through our SEAHORSESM maintenance program. In addition to the current SEAHORSE Atlantic and SEAHORSE South America programs, we intend to add similar programs in the Pacific, Mediterranean, and Baltic. As SEAHORSE expands to maintain the TGN, it will service existing, as well as future, customers.

   The undersea cable will terminate in specially designed cable stations. We are building cable stations that feature advanced technical and operational design elements and allow customers to locate their equipment in designated areas of these cable stations for access from our undersea network to the customer's terrestrial network. To provide our customers with increased terrestrial network-to-network connectivity, we will establish links from our cable stations to our TelExchangesTM, which are terrestrial gateway facilities located in close proximity to a point where the terrestrial systems of major carriers converge. This will allow our customers to interconnect with their own terrestrial network or the terrestrial carrier of their choice, providing true one stop network-to-network connectivity for all cities served by the TGN.

Sales and Marketing

   Our current sales and marketing organization, which supports both TGN capacity sales and third party system contracts, consists of over 80 professionals with extensive telecommunication, technical or service backgrounds. We have sales and marketing offices in Bermuda, France, Singapore, the United Kingdom and the United States. We anticipate adding a sales and marketing office in Hong Kong in calendar 2001.

   We intend to sell bandwidth capacity on the TGN, primarily in the form of indefeasible rights of use, or alternatively we will enter into short-term leases, tailored to the customer's particular needs, in minimum increments of 155 megabits per second.

   The integration of all network customer-related activities will be designed to provide us with the means of addressing the specific needs of our customers. In coordination with major purchasers of bandwidth capacity on our network, we will expand the design and development process to include traffic engineering and demand analysis for the ongoing deployment plans of the TGN.

Technology and Research and Development--TyCom Laboratories

   The amounts expended for Company-sponsored research and development during fiscal 2000, fiscal 1999, and fiscal 1998 were $61.4 million, $52.7 million and $39.5 million, respectively.

   The scientists and staff of TyCom Laboratories conduct their research in 47 laboratories at a facility located in Eatontown, New Jersey specifically designed for undersea research and development activities. Advancements are designed, developed, and tested under simulations of actual field conditions, and adapted for rapid integration into system production. Our staff at TyCom Laboratories also works closely with fiber optic component suppliers around the globe to advance critical elements of the systems it designs, including optical signal amplifiers, fiber optic cable, terminal transmission equipment, network management systems, and emerging new network technologies. Our TyCom Laboratories team is comprised of over 330 people, nearly a third of whom hold Ph.D. degrees.

Components of TyCom's Undersea Fiber Optic Cable Systems

   We design and manufacture each of the primary components that make up an undersea fiber optic cable system. In the land-based dry plant portion of the network, voice, video and data signals coming from terrestrial networks are converted to a proprietary long distance optical format that is more capable of being transmitted over transoceanic distances. These voice, video and data signals, which exist as pulses of light travelling on an optical fiber, would degrade over these distances if they were not amplified and converted into this special format. Repeaters that amplify voice, video and data signals as they travel across the cable are positioned at various points along the undersea portion of the fiber optic cable. The undersea portion of the cable and the repeaters are the main components of the wet plant portion of the network. Each system includes at least two cables for redundancy purposes in the event of a cable break or other malfunction. Upon the arrival of the optical signal at the receiving dry plant, the signal is again converted to allow transmission of the voice, video and data signals to a terrestrial network. The integral system components that we design and manufacture and their role in the transmission of information are further discussed below.

 Dry Plant

   The dry plant consists of the equipment and facilities that enable the undersea system's transmission capacity to connect to terrestrial networks. These components are housed in cable stations located on shore near each landing point of the undersea cable. The dry plant equipment converts the terrestrial transmission signals into formats that are suitable for long distance undersea transmission and converts these signals back to standard terrestrial transmission signals. The dry plant equipment also monitors, controls and powers the undersea wet plant equipment and provides the maintenance features necessary to allow the identification and location of faults that affect transmission performance. The primary components of the dry plant housed within the cable station are described below.

   Line Termination Equipment. Line termination equipment is a general term that includes three distinct components: high performance optical equipment, wavelength termination equipment and transmission line amplifiers.

     High Performance Optical Equipment. TyCom's proprietary high performance optical equipment consists primarily of optical transceivers, which transmit and receive terrestrial optical signals representing voice, video and data. The high performance optical equipment receives voice, video and data signals from various types of terrestrial networks and converts these signals to a proprietary long distance transmission format that provides the high power, high fidelity and precise wavelengths necessary for transoceanic transmission distances of up to 12,000 kilometers. On the receiving side, the high performance optical equipment converts the long distance transmission signals back to a format for terrestrial transmission.

     Wavelength Termination Equipment. TyCom's wavelength termination equipment performs dense wavelength division multiplexing, which is the combining of transmitted signals of different wavelengths received from the high performance optical equipment onto a single fiber. On the receiving end, the wavelength termination equipment then separates the signals back into different wavelengths.

     Transmission Line Amplifiers. Before launching the long distance optical transmission signal onto the undersea cable, the transmission line amplifiers increase the signals to the level needed for transmission. On the receiving side, the terminal line amplifiers increase the received signal to the level needed to separate the individual wavelengths before they are processed in the high performance optical equipment.

   Power Feed Equipment. Our power feed equipment, specially designed for undersea data transmission applications, provides a constant current source for powering the undersea optical signal amplifiers, which are known as repeaters. This equipment is designed to support a variety of applications, including point-to-point single cable networks, as well as complex networks that have multiple segments or branches.

   Line Monitoring Equipment. Our line monitoring equipment performs diagnostic monitoring of the network, providing preventive maintenance and fault detection and location in the event of a cable fault or break.

   Network Management System. The network management system is used to monitor all of the components of the undersea network. This equipment is the gathering point for information regarding fault management, performance management, security management and configuration management across the undersea network. The network management equipment provides all functions required for the operations and maintenance staff to track network performance and configure transmission paths within a network.

 Wet Plant

   The wet plant consists of the equipment that is installed in the undersea environment from shore to shore and can be subdivided into two groups of equipment. The passive equipment is comprised of undersea cables which house and protect the fibers that propagate the optical signals. The active equipment is comprised of repeaters, which periodically amplify the optical signal along the cable route, and undersea branching units, which connect and route fibers, transmission traffic and power from three or more cable ends.

   Undersea Cables. We build our undersea cables to precise specifications. The various cables utilized for repeatered systems can generally support up to eight pairs of optical fibers encased in a structure of steel, copper, and extruded polyethylene with a final outer diameter of up to 21 millimeters. The copper tube serves as an electrical conductor to feed power from the cable stations to the submerged amplifiers and to provide resistance to undersea pressure. Steel wires provide tensile strength, which is especially critical when the cable is deployed or recovered for repair. The polyethylene screen acts as an electrical insulator. In shallower waters, the cable typically has additional steel armor to provide protection from abrasion and damage from environmental hazards, fishing trawlers, anchors and sharks.

   Repeaters. Our repeaters amplify voice, video and data signals as they travel across the fiber optic cable. Used typically in systems spanning between 300 and 12,000 kilometers, repeaters provide the ability to amplify optical signals without first converting these signals to their electrical equivalents. Our repeaters include up to 16 amplifiers, each capable of amplifying optical signals on each of up to eight fiber pairs. Repeaters are integrated into the cable at various points during the cable assembly process.

   Gain Equalization Units. Gain equalization units are used to compensate for the uneven gain of optical signal amplifiers so that each transmission signal is amplified by substantially the same amount. This allows the complete transmission bandwidth of an optical amplifier to be used, thus maximizing the capacity of the undersea system.

   Undersea Branching Units. Undersea branching units allow for the independent routing of optical fibers, transmission traffic, and system power along different segments of an undersea system.

Manufacturing Capabilities

   We have three manufacturing facilities that produce the dry and wet plant components:

   TyCom Integrated Cable Systems Manufacturing Facility. Our manufacturing facility is one of the world's largest undersea cable factories, situated on an 85-acre facility on the shores of the Piscataqua River in Newington, New Hampshire, and contains 550,000 square feet of manufacturing space and the capability to simultaneously load two of the industry's largest cable ships at our own deep water pier. This facility can also integrate repeaters and other wet plant components and can store 60,000 kilometers of assembled wet plant equipment. The facility houses custom designed equipment, including computer controlled fiber optic cabling production lines, thermoplastic extruders that produce insulating and jacketing layers, cabling and twisting machines, and cable armor lines. Each type of our cable is manufactured at this facility.

   TyCom Undersea Photonics Manufacturing Facility. We operate an electrical and optical equipment manufacturing facility located in Clark, New Jersey. This facility manufactures repeaters, gain equalization units and branching units for undersea application. We have manufactured over 8,400 repeaters for more than 75 undersea cable systems in our 124,000 square-foot facility.

   TyCom Optical Transmission Systems Manufacturing Facility. Our high performance optical transmission systems manufacturing facility is located in Exeter, New Hampshire and began manufacturing operations in 1999 to add capacity for product lines previously manufactured at our Clark, New Jersey Manufacturing Center. This facility has 150,000 square feet of manufacturing floor space. We utilize proprietary technology in the manufacture of our terminal products, which include optical transceivers, multiplexers and amplifiers.

Fleet Operations

   We operate one of the world's largest and most modern fleets specifically designed for installing, maintaining and repairing undersea fiber optic cable systems. We also perform all other aspects of cable installation and maintenance, including route surveys, installation engineering, land cable installation and maintenance, installation of terminal equipment and construction, operation and maintenance of cable stations and metropolitan gateways.

   We currently operate 11 specially designed cable laying and maintenance ships and recently entered into an agreement to lease six new state-of-the-art cable ships to be constructed and owned by a third party. Two of the leased ships are scheduled for completion in 2001 and the remaining four will be completed in 2002. We have also entered into long-term time charters for four additional cable ships beginning in 2001 and 2002. Five of our United States flagged vessels are each owned by limited partnerships of which we are the managing general partner and Teleglobe Inc., an unaffiliated company, is the limited partner. Teleglobe Inc. owns a 25% interest in three of the limited partnerships and a 45% interest in the remaining two. We plan to add additional ships over the course of the deployment of the TyCom Global Network, primarily in a maintenance capacity. We have access to deep-water ports in Newington, New Hampshire; Baltimore, Maryland; Portland, Oregon; Honolulu, Hawaii; Willemstad, Curacao; and Valencia and Vigo, Spain, as well as various wet plant storage depots around the world.

   Our survey engineers map the ocean floor with sonar and other sophisticated equipment to determine the best route for the cable with consideration given to earthquake faults, currents, shipping and deep-sea fishing patterns. Most of our ships are outfitted with computerized dynamic positioning systems, which control their propulsion systems to accurately maintain their position to within a few meters of the desired course. The cable control rooms have sonar equipment for profiling the sea floor which allow cable engineers to precisely evaluate pre-surveyed areas of the seabed for optimum installation over the engineered cable route. The ships carry some of the most advanced cable machinery, sea plows, and robotic submersible vehicles used to install and maintain cable systems. Each ship generally carries a crew of 60 to 100 marine and technical personnel depending on the assigned task.

Network Operations and Administration

   Our network operations team consists of a hierarchy of a network operating center, regional operations centers, cable stations and TelExchange experts. The network operations and administration division performs various network services, including customer care services, network operations planning, information systems planning, service provisioning, and network fault management.

   Our planned customer care center in Hamilton, Bermuda, will provide a single point of contact for all customer inquiries. The center will maintain an enhanced interactive customer Internet site. This site will enable customers to monitor the performance of their bandwidth capacity, initiate service activation, report trouble and receive status on work in progress.

   The network operating center will provide for control of our network by continuously monitoring the system to detect faults or breaks in the network cables and their precise location. The center will manage and coordinate the location and repair of network faults, network performance and all cable station and gateway activities. Our network operating center will manage the engineering and implementation of all service provisioning and the network's restoration needs. It also will develop and implement cable awareness and damage prevention programs to minimize the occurrence of external aggression through educating shipping traffic about the location of the cable.

   We will deploy regional network operations centers concurrent with the implementation of the transpacific and European segments of the TGN. These centers will be strategically located to provide direct control of the expanding segments of our network. One or more regional operations centers will serve as the back-up disaster recovery site for the network operating center. All regional operations centers will report directly to the network operating center. Both the network operating center and regional operations centers will be staffed seven days a week, 24 hours a day.

   Dry Plant Maintenance. The cable stations and gateways are normally staffed five days a week, 12 hours a day when no faults exist. During fault periods the cable stations are manned continuously as required. The cable station and gateway personnel are responsible for all on-site repair and provisioning activities, including those required to address the co-location and interconnection requirements of our customers. Additionally, our cable station and gateway staff are responsible for routine, preventive and corrective maintenance for the terrestrial based cable.

   Wet Plant Maintenance. The expanding reach of undersea fiber optic cable systems worldwide has created a need for undersea maintenance capabilities in new areas of the world. We offer wet plant maintenance capabilities to serve these new regions as well as the areas that have traditionally required such service. Our wet plant maintenance program, SEAHORSE, is intended to respond to customers' needs for more flexible, responsive and reliable maintenance services.

   We have a long history of providing undersea maintenance services to consortiums in the Atlantic, Pacific and Mediterranean. In recent years, we have expanded our customer base to include undersea cable systems not owned by traditional consortia. In addition, in October 1999, we agreed to provide all wet plant maintenance services for the Hibernia cable system through our SEAHORSE Atlantic Wet Maintenance Service Program. We also have agreed to provide maintenance services for the SAm-1 system through our SEAHORSE South American Service Program.

   Our SEAHORSE maintenance program features all-inclusive fixed fees, exclusively dedicated cable ships, full maintenance authority functions, spares management, fault location and cable awareness and damage prevention programs. Stationing of our cable ships and shore-based storage depots is planned to provide the optimum coverage and shortest transit times, resulting in minimum repair times and maximum cable availability.

   The undersea maintenance services we provide are performed exclusively by our vessels. We charter vessels to augment the installation capabilities of our fleet. Traditionally, we have utilized our own ships for approximately 50% of the installation services we perform, relying on chartered vessels to perform the remaining portion. A typical charter agreement lasts from three to twelve months, with options to renew. Our management expects our use of chartered vessels to decrease as new vessels are added to our fleet.

Quality System Overview

   We carry corporate-wide ISO 9001 Certifications by the United Kingdom Accreditation Service (UKAS), the Royal Dutch Accreditation (RvA), and the United States Accreditation (RAB). Our certifying agent is Det Norske Veritas
(DNV).

   Our ISO Certifications require tri-annual re-certification of our quality system with semi-annual reviews. We were re-certified to ISO 9001 standards in October 1999 by DNV. This certification includes TyCom's U.S. Headquarters in Morristown, New Jersey, TyCom Laboratories, TyCom Fleet Operations Center in Baltimore, Maryland, and the manufacturing centers of TyCom Undersea Photonics and Tycom Integrated Cable Systems. The TyCom Optical Transmission Systems facility, our newest manufacturing facility, received its ISO 9001 Certification in February 2000. In addition to the independent accreditation service reviews, we undergo internal quality audits performed on a regular basis by our Corporate Quality Office.

   Our manufacturing facilities have a well developed quality system which includes computer controlled product routing and backward and forward component/product traceability, a procedure for identifying all components of a product during all stages of production, delivery, and installation. We conduct manufacturing line reviews to qualify all new products and processes and have a corrective action system. We utilize failure mode analysis techniques to ensure the reliability of our products and have comprehensive training plans in place for all employees.

Intellectual Property

   We own or have rights to intellectual property in key technology areas including long distance optical transmission and receiving technologies and equipment, network management systems and software, undersea cables and fiber, optical amplifiers, power feed equipment, component and system manufacturing technologies, network integration and system installation and repair technologies. A significant portion of our intellectual property has been generated by TyCom Laboratories. As of November 2, 2000, we owned 152 patents, including 65 United States patents and 87 non-United States patents. In addition, as of November 2, 2000, we had 110 United States patent applications and 133 non-United States patent applications pending. We vigorously defend our intellectual property portfolio and enforce our rights if infringement or misappropriation occurs with respect to any and all of our intellectual property.

   We require our employees and consultants to execute agreements, upon commencement of employment or consulting relationships, that assign any intellectual property developed by an individual during the term of his or her employment to TyCom as well as corollary confidentiality agreements with respect to proprietary information.

Sources and Availability of Materials and Suppliers

   We make significant purchases of electronic components, fiber, optical components, synchronous digital hierarchy equipment and other materials and components from many sources. We have been able to obtain sufficient materials and components from sources around the world to meet our needs. We also develop and maintain alternative sources for essential materials and components.

   Our suppliers are selected based on their ability to consistently meet quality, reliability, delivery, cost and performance requirements. We purchase the fiber that we use in manufacturing undersea cable from Lucent Technologies Inc. and Corning, Incorporated. We purchase certain optical components for use in the manufacture of our repeaters primarily from Lucent, JDS-Uniphase Corp., FDK America Inc., Agilent Technologies and Corning. In the event that any of these suppliers were unable to continue as our supplier of optical components, alternative sources of supply are available. General Dynamics Advanced Technology Systems ("GDATS") currently supplies our power feed equipment under an exclusive manufacturing arrangement, which expires in approximately two years. If GDATS were unable to continue as TyCom's supplier, we have the capability of manufacturing the power feed equipment ourselves. There are currently several major suppliers of synchronous digital hierarchy equipment, as well as a number of small suppliers.

   We also purchase undersea cable from Hitachi Cable, Ltd. of Japan on an as-needed basis to enhance the capabilities of TyCom Integrated Cable Systems. Our relationship with Hitachi provides us with certain advantages in the supply of Asian systems, including proximity and the ability to satisfy possible local content concerns.

Competition

   The telecommunications industry is highly competitive. We compete as a supplier of new undersea fiber optic cable systems and upgrades. We also compete as a provider of maintenance services for undersea fiber optic cable systems. We plan to compete as a seller of bandwidth capacity on the TGN.

   Competition as a Supplier of Undersea Fiber Optic Cable Systems. As a supplier of undersea fiber optic cable systems, we compete on a worldwide basis primarily against two other providers: Alcatel-Alsthom and KDD Submarine Cable Systems Inc. ("KDD"). Other smaller players compete on a more limited basis, either as subcontractors to other providers or as suppliers of regional or non-repeatered systems. Participants in this market compete on the basis of, among other things, price, technology, time-to-market, the provision of financing and regional and long-term relationships. In the future, we will be offering less of our cable system design, manufacturing and installation capacity to our customers, and our existing competitors and potential new cable system suppliers will play a more significant role in the undersea cable system market.

   Competition as a Provider of Undersea Cable Maintenance Services. As a provider of undersea cable maintenance, we compete primarily with Global Marine Systems Ltd., a subsidiary of Global Crossing Ltd., as well as Alcatel and KDD.

   Competition as a Seller of Capacity on the TGN. There are a number of companies that are pursuing the deployment of global fiber optic networks, including Global Crossing, FLAG Telecom, Teleglobe, 360networks and 1Cybernetworks. There are other companies that are or will be selling bandwidth capacity on various shorter distance undersea cable networks. As we deploy the TGN, we will face competition in the sale of bandwidth capacity from existing and planned fiber optic cable networks, as well as satellite providers and, on certain routes, terrestrial networks. In addition, the first phase of the TGN will compete with certain of our customers, including Global Crossing, 360networks, and various participants in cable system consortia. The planned expansion of the TGN beyond the first phase will likely also result in competition with these customers as well as some of our other customers. Bandwidth customers, such as large telecommunications service providers, often have ownership interests in networks that may cause them to favor purchasing capacity on their own networks rather than on the TGN.

   Significant new and potentially larger competitors could enter our market as a result of regulatory changes or the establishment of cooperative relationships. In addition, the ongoing consolidation of the telecommunications industry may create new competitors with an interest in entering the business of manufacturing, owning, operating, maintaining and selling bandwidth capacity on undersea fiber optic networks.

Regulation

   In connection with the deployment of the TGN, we must obtain and comply with terms of various permits, licenses and other authorizations in jurisdictions where our network lands. Specifically, we must obtain cable landing licenses from the United States Federal Communications Commission ("FCC") and comparable facilities and services licenses in other jurisdictions. Generally, landing licenses are granted for a term of years. Such licenses may subject our business and operations to varying forms of regulation, which may change over time. Failure to obtain or renew such a license, or a material adverse change in the nature of the regulation to which our business is subject, could have a material adverse effect on our business. Additionally, our international operations may be affected from time to time by political developments and national and local laws and regulations and may be subject to risks such as the imposition of governmental controls, license requirements and changes in tariffs. In August 2000, TyCom was granted cable landing licenses that will allow the transatlantic segment of the TGN to have landings in the United States and the United Kingdom.

   For private submarine cable systems (i.e., non-common-carrier submarine cable systems that provide capacity on a wholesale, or carriers' carrier, basis), such as the TGN, the FCC requires only a cable landing license. For common carrier submarine cable systems (and for common-carrier customers who purchase capacity on private submarine cable systems), however, the FCC also requires a Section 214 authorization, pursuant to the Communications Act of 1934, as amended, to provide international common carrier services. Section 214 authorization subjects a licensee to tariff, contract filing, traffic reporting, and non-discrimination requirements, as well as the international settlement rates regime for circuit-switched traffic. Future changes in our network's offerings could lead to FCC classification of such offerings as common carrier services. Such a classification would require us to seek an international services authorization under Section 214 of the Communications Act of 1934, and subject us to additional regulations.

   Continuing Global Deregulation. The World Trade Organization Agreement on Basic Telecommunications, concluded in 1997, greatly accelerated deregulation of international telecommunications facilities and services. Commitments under the WTO Agreement vary by country, but the 76 countries making commitments as of November 2000 generally agreed to greater market access, relaxed foreign ownership and investment rules, and pro-competitive regulatory principles. The WTO Agreement also gives WTO members the right to enforce other countries' commitments and seek penalties for non-compliance from the WTO's Dispute Resolution Body. Those 76 countries making telecom commitments must offer such benefits not just to each other, but to the entire WTO membership. The WTO continues to conduct negotiations to liberalize further trade in telecommunications services, particularly as they relate to the Internet.

   To implement its commitments under the WTO Agreement, the United States largely abandoned its long-standing requirement that the destination country grant reciprocal landing rights to U.S. cables and carriers prior to licensing in the United States. Instead, it adopted a presumption that submarine cables landing in WTO-member countries are in the public interest. For non-WTO destination countries, submarine cable operators must still demonstrate to the FCC that they lack market power in the destination country, or that the destination country affords effective competitive opportunities to U.S. providers of international communications services and capacity. The United States also continues to exempt private submarine cables from common carrier regulation by the FCC.

Environmental and Health and Safety Matters

   TyCom is subject to various environmental protection and health and safety laws and regulations. These laws and regulations govern, among other things, waste management and disposal, air emissions, water discharge, procedures for the operation of certain vessels, such as our cable laying and maintenance ships, and employee health and safety. We are also required to obtain permits from governmental authorities for certain operations. We cannot assure you that we have been, or will be at all times in full compliance with such laws, regulations and permits. If we violate or fail to comply with these laws, regulations or permits, we could be fined or otherwise sanctioned by regulators or in certain cases, in connection with the operation of our ships, be denied access to, or be detained at, certain ports. Although we have made, and will continue to make, capital and other expenditures to comply with environmental laws and regulations, we do not expect these expenditures to be material in 2001. However, because environmental laws change frequently and have become more stringent over time, we cannot assure you that our costs of complying with current and future environmental and health and safety laws, and our liabilities arising from past or future releases of, or exposure to, hazardous substances will not adversely affect our business, results of operations or financial condition.

   We are also subject to environmental laws requiring the investigation and cleanup of contamination at properties we currently own or operate or formerly owned or operated, at disposal or treatment facilities to which we sent or arranged to send hazardous wastes, or in connection with the ships we own or operate. One of our facilities is the subject of cleanup under the New Jersey Industrial Site Recovery Act. The prior owner has assumed all responsibility and costs for the cleanup of contamination at this property and has also agreed to indemnify us in the event that we incur any costs related to this cleanup. In addition, we have been named as a potentially responsible party under the United States Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, more commonly known as Superfund, at a site in New Hampshire. TyCom is one of a group of parties that is participating in the investigation and cleanup of this site. Although our management believes that any costs or liabilities in connection with this site will not materially adversely affect our business, results of operations or financial condition, we cannot guarantee that these costs and liabilities will not exceed the current amount of our reserves for this site or that any amounts in excess thereof or other environmental cleanup costs and liabilities will not be material.

Employees

   At September 30, 2000, we employed approximately 2,960 full-time and 5 part-time employees. Approximately 600 of our employees at the TyCom Undersea Photonics Manufacturing Center located in Clark Township, New Jersey are covered under a union contract that expires in January 2005. Our manufacturing facilities in Newington and Exeter, New Hampshire are not unionized. Our management considers its relationship with its employees to be good and we have not in the recent past experienced any significant interruptions of operations due to labor disagreements.

   TyCom's fleet officers and crew who work on our ships are provided from several different maritime sources, although the engineers in charge of the installation and maintenance operations are our employees. TyCom's United States flag officers are sourced from the American Maritime Officers union under a contract that expires in June 2005. Crew on our United States flagged ships are provided by the Seafarers International Union under a contract that expires in June 2001. The crew for our ships which fly non-United States flags are provided by third party ship management companies. We contract all licensed officers and unlicensed seamen through the identified unions and ship management companies. In 1999, through these contracting services agreements we provided full-time employment to approximately 440 personnel and part-time employment to an additional 1,300 personnel. These personnel are not included in the employee numbers above. We have not in the recent past experienced significant interruptions of operations due to labor disagreements involving any of our maritime crewing contracts.

Undersea Cable System Contracts

   In the normal course of business, we enter into system supply, maintenance and related contracts under which any failure to perform or delay in performance on our part can result in liability to our customers. These system supply and maintenance contracts generally provide for resolution of disputes, differences or claims through a formal negotiation process. The types of issues that typically arise include liquidated damages for our delay or failure to perform, force majeure costs claimed by us, items that customers assert must be completed or rectified prior to final acceptance of an undersea system, breach of product warranty, termination charges and a variety of other, often offsetting, obligations owed by us to customers or by customers to us. Failing amicable resolution, our system supply and maintenance contracts generally provide for settlement through arbitration. We attempt to resolve our system supply, maintenance and related contract differences in a commercial manner in the context of ongoing customer relationships. On occasion, we are involved in litigation and arbitration. See Item 3--Legal Proceedings on page 11 for a discussion of litigation and arbitration proceedings with Global Crossing.

Insurance

   We have policies of insurance in full force and effect for risks usual to our business including, but not limited to, protection against property damage to our assets and third party liability exposures.

Exchange Controls

   Under Bermuda law, we have been designated as non-resident for exchange control purposes. Consequently, there are currently no restrictions imposed by Bermuda law that apply to us with respect to the export or import of capital, including foreign exchange controls, or that affect the remittance of dividends, interest or other payments (other than in local Bermuda currency) to non-Bermuda resident holders of our common shares.

Backlog

   At September 30, 2000, we had a backlog of unfilled orders of approximately $2,941.7 million, compared to a backlog of approximately $3,535.4 million as of September 30, 1999. Backlog decreased from the prior year due to us devoting a substantial portion of our resources to designing and manufacturing the TGN and therefore taking on less work as a supplier of undersea fiber optic cable systems for others. We expect that approximately 66% of our backlog at September 30, 2000 will be filled during the year ending September 30, 2001. We expect backlog to continue to decline as we continue deployment of the TGN.

   Backlog includes maintenance contracts of $632.7 million and $529.7 million as of September 30, 2000 and 1999, respectively. Maintenance backlog increased from September 30, 1999 to September 30, 2000 due to booking maintenance contracts for the Hibernia and SAm-1 systems.

Item 2. Properties

   TyCom's operations are conducted in facilities throughout the world aggregating 1.55 million square feet of floor space, of which about 830,000 square feet are owned and approximately 720,000 square feet are leased. Manufacturing facilities total approximately 820,000 square feet of owned and leased floor space in New Hampshire and New Jersey. Wet plant port and storage depot facilities total approximately 320,000 square feet of floor space and are located in Maryland and Oregon in North America as well as Hawaii, St. Croix, Curacao, Guam, and Spain. We also have approximately 100,000 square feet of warehouse storage in New Jersey and New Hampshire. TyCom's research and development facility totals about 140,000 square feet located in Eatontown, New Jersey. Headquarters, sales and administration offices total approximately 170,000 square feet and are located in New Hampshire, New Jersey, Bermuda, Singapore, Spain, the United Kingdom and France.

Item 3. Legal Proceedings

   Tyco Submarine Systems Ltd./Global Crossing Litigation. On May 22, 2000, Global Crossing Ltd. and its subsidiary, South American Crossing (Subsea) Ltd., filed a complaint against TyCom (US) Inc. (formerly known as Tyco Submarine Systems Ltd.) in the United States District Court for the Southern District of New York.

   The complaint alleges that, in connection with the development of a South American subsea cable system to be owned by South American Crossing (Subsea) Ltd., TyCom (US) Inc. misappropriated trade secrets, committed fraud, breached several alleged agreements, and defamed South American Crossing (Subsea) Ltd. Plaintiffs seek damages, including punitive damages, in excess of $1 billion, attorneys' fees and costs, and declarative and injunctive relief.

   On June 13, 2000, TyCom (US) Inc. answered the complaint, denying its material allegations and raising various defenses to plaintiffs' claims. Additionally, TyCom (US) Inc. has asserted counterclaims that South American Crossing (Subsea) Ltd., at the instance of plaintiff Global Crossing Ltd., breached the parties' construction contract. TyCom (US) Inc. seeks damages of not less than $150 million and attorneys' fees and costs, as well as declarative relief. On July 5, 2000 plaintiffs replied to the counterclaims and denied the material allegations therein. On August 31, 2000 TyCom (US) Inc. amended its answer and counterclaims, adding a defense and eliminating a counterclaim. Plaintiffs replied to the amended counterclaims on September 14, 2000 denying the material allegations therein.

   The Court has set February 28, 2001, as the date for completion of all party and third-party fact discovery.

   Tyco Submarine Systems Ltd./Global Crossing Arbitration. On May 22, 2000, Atlantic Crossing Ltd., GT Landing Corp., GT U.K. Ltd., Global Telesystems GmbH, and GT Netherlands BV (all subsidiaries of Global Crossing Ltd.) filed a claim against TyCom (US) Inc. (formerly known as Tyco Submarine Systems Ltd.), under the international rules of the American Arbitration Association. In the notice of arbitration, claimants assert that TyCom (US) Inc. breached an alleged duty of loyalty and three agreements between the parties relating to the Atlantic Crossing-1 subsea cable system. Claimants seek unspecified monetary damages and declarative and injunctive relief. The parties have since agreed to terminate one of the agreements at issue (the operations, administration and maintenance agreement) for a payment of approximately $19 million to TyCom (US) Inc., for mutual releases and a dismissal from the arbitration of claims arising out of that agreement.

   On June 22, 2000, TyCom (US) Inc. responded to claimants' notice of arbitration, maintaining that the claims therein are baseless, both in law and fact, and asserting that claimants have breached each of the parties' agreements by refusing to pay certain costs, expenses, and commissions due and owing to TyCom (US) Inc. TyCom (US) Inc. seeks the denial of all relief sought by claimants, full disclosure and an accounting of certain contracts, damages of more than $188 million, and an award of interest and other costs. On July 24, 2000 claimants replied to TyCom (US) Inc.'s statement of defenses and arbitration counterclaims, denying the material allegations therein.

   On August 11, 2000, the American Arbitration Association confirmed the appointment of three arbitrators to hear this matter (the "Panel"). Hearings in the arbitration commenced on December 18, 2000. Pursuant to the parties' sales agency and commission sharing agreements, the Panel also directed the parties to agree on an independent auditor and specified the scope of access to be afforded to the auditor. On September 19, 2000, the parties informed the Panel that they had selected an independent auditor who is examining the amount of sales commissions owing to TyCom (US) Inc. under the parties' agreements.

   Tyco International Ltd., TyCom (US) Inc.'s ultimate parent company, has agreed to indemnify TyCom (US) Inc. for certain losses and expenses with respect to the claims brought in these litigation and arbitration proceedings, excluding losses and expenses arising out of any award of injunctive relief. Tyco and TyCom (US) Inc. are vigorously defending against the claims brought by Global Crossing Ltd. and its affiliates, and TyCom is prosecuting its counterclaims aggressively in both the litigation and arbitration proceedings.

   Tyco Submarine Systems Ltd./IDT. On January 31, 2000, IDT Europe B.V.B.A. filed a complaint in the United States District Court for the District of New Jersey asserting claims against TyCom (US) Inc. (formerly known as Tyco Submarine Systems Ltd.) and Tyco Group S.a.r.l., a Luxembourg subsidiary of Tyco International Ltd. The claims arose out of negotiations conducted by Tyco Group S.a.r.l. with IDT Europe B.V.B.A., a Belgian corporation, concerning the possible formation of a joint venture for the development of an undersea fiber optic telecommunications system to be supplied by TyCom (US) Inc., which the complaint alleged was to be substantially similar to the proposed TyCom Global Network. The plaintiff, IDT Europe B.V.B.A., alleged that Tyco Group S.a.r.l. breached a Memorandum of Understanding dated November 9, 1999 (which expired in December 1999), and alleged implied covenants of good faith and fair dealing and made various other claims. The plaintiff sought, among other relief such as attorneys' fees and costs, specific performance of Tyco Group S.a.r.l.'s alleged obligation to negotiate and execute such agreements, as well as compensatory and punitive damages. With respect to TyCom (US) Inc., the plaintiff alleged breach of an agreement by which the plaintiff reserved manufacturing capacity for the cable system and authorized the undertaking of certain long-lead time activities. Plaintiff also alleged that TyCom (US) Inc. failed to negotiate in good faith a system supply agreement for the cable system. The plaintiff sought, among other relief such as attorneys' fees and costs, compensatory damages of $1 billion, punitive damages of $3 billion and injunctive relief precluding TyCom (US) Inc. from undertaking any business activity contrary to the terms of the Instruction to Proceed. On June 5, 2000, the court granted Tyco Group S.a.r.l. and TyCom (US) Inc.'s motion to dismiss.

   On March 24, 2000, Tyco Group S.a.r.l., TyCom (US) Inc., Tyco International Ltd., Tyco International (US) Inc., and TyCom Ltd. filed a complaint in the Supreme Court of the State of New York, County of New York, asserting claims against IDT Europe B.V.B.A. and IDT Corporation (collectively "IDT"). The complaint alleged that IDT filed a baseless lawsuit in federal court in New Jersey, improperly disclosed confidential information to the press and otherwise engaged in a pattern of conduct with the purpose and effect of obstructing efforts to build the TyCom Global Network and to finance it principally through the initial public offering of TyCom shares. The complaint demanded compensatory damages of at least $1 billion, punitive damages and declaratory and injunctive relief. On June 19, 2000, the court denied IDT Corporation's motion to dismiss and referred IDT Europe B.V.B.A.'s motion to dismiss to a referee to hear and report with recommendations.

   On June 13, 2000, IDT Europe B.V.B.A. filed a complaint in the Superior Court of New Jersey, Law Division, Morris County, against Tyco Group (S.a.r.l.), TyCom (US) Inc., Tyco International Ltd., and Tyco International
(US) Inc. The complaint made factual allegations similar to those previously asserted in the federal complaint in the United States District Court for the District of New Jersey, along with additional allegations regarding, among other things, a purported agreement between TyCom (US) Inc. and Global Crossing. The complaint asserted claims, similar to those previously asserted in the complaint in federal court. The plaintiff sought, among other relief such as attorneys' fees and costs, specific performance, compensatory damages of $1 billion, punitive damages of $3 billion and injunctive relief. On August 18, 2000, the Court granted the defendants' motion to dismiss without prejudice, and on the condition that defendants may not defend any subsequent action by plaintiff upon the grounds of statute of limitations.

   On October 10, 2000, Tyco Group (S.a.r.l.), TyCom (US) Inc., Tyco International Ltd., Tyco International (US) Inc., and TyCom Ltd. entered into a Settlement Agreement with IDT Europe B.V.B.A. and IDT Corporation which encompasses all actual and potential claims asserted in the actions before the United States District Court for the District of New Jersey, the Supreme Court of the State of New York, County of New York, and the Supreme Court of New Jersey, Law Division, Morris County. Under the terms of the Settlement Agreement, TyCom Ltd. granted IDT Europe B.V.B.A. rights to use a certain limited amount of capacity on the transatlantic and transpacific segments of the first phase of the TGN free of charge.

   Asbestos Litigation. TyCom Integrated Cable Systems Inc. (formerly known as Simplex Technologies Inc.) has been named as a defendant in nearly one hundred asbestos personal injury cases involving a total of 3,400 individual plaintiffs. Two New Jersey cases were tried in October 1996 and December 1997, respectively, in which juries found TyCom Integrated Cable Systems without any liability. In defense of these cases, TyCom Integrated Cable Systems established that, for all periods relevant to the litigation, the wire and cable products produced by TyCom Integrated Cable Systems did not contain asbestos. By early 1999, all the remaining litigation had been dismissed summarily by the court or voluntarily by the plaintiffs. TyCom Integrated Cable Systems was named in new cases in late 1999 and early 2000. TyCom believes that these cases will be dismissed and is determined to resist the claims aggressively and to refuse even nominal settlement demands.

   TyCom Integrated Cable Systems has been reimbursed by its insurance carriers for all defense fees and costs incurred by it in connection with this litigation, and the carriers are currently paying the defense fees and costs on the remaining active cases.

   Patent Infringement Claim. On October 3, 2000, The Board of Trustees of the Leland Stanford Junior University and Litton Systems, Inc. ("Plaintiffs") filed a complaint for infringement of United States Patent No. 4,859,016 ("the "016 patent") in the United States District Court for the Central District of California Western Division (Case No. 00-10584) in which TyCom Ltd. and two of its subsidiaries are amongst the named fifteen defendants. The complaint alleges infringement of the "016 patent and asks the Court for damages of not less than a reasonable royalty amount and injunctive relief. None of the TyCom companies have been formally served with the complaint and, therefore, none have filed answers responding to the allegations. TyCom and its two named subsidiaries believe the complaint is without merit and intend on vigorously defending against the claims.

   Other Proceedings. TyCom is a defendant in a number of other pending legal proceedings incidental to present and former operations, including various workers' compensation and personal injury claims. TyCom does not expect the outcome of these proceedings, either individually or in the aggregate, to have a material adverse effect on its financial position, results of operations or liquidity.

Item 4. Submission of Matters to a Vote of Security Holders

   Not Applicable.

Executive Officers and Key Management of the Registrant

   The executive officers of the Company are as follows:

   L. Dennis Kozlowski, age 54, Executive Chairman and Director of TyCom Ltd. Mr. Kozlowski has been Chairman of the Board, President and Chief Executive Officer of Tyco International Ltd. since July 1997, and served as Chairman of the Board of Tyco International (US) Inc. from January 1993 until July 1997, Chief Executive Officer of Tyco US since July 1992, and has been associated with Tyco US since 1975.

   Neil R. Garvey, age 45, President, Chief Executive Officer and Director of TyCom Ltd. Prior to the incorporation of TyCom Ltd., Mr. Garvey was President and Chief Executive Officer of Tyco Submarine Systems Ltd. since July 1997 when the company was acquired by Tyco International Ltd. from AT&T. Previously, Mr. Garvey was President of Simplex Technologies, Inc. from July 1995. Before becoming its president, Mr. Garvey held a variety of positions over an 18-year career at Simplex Technologies, Inc., including Vice President--Finance and Administration, Vice President--Marketing and Vice President--Marketing and Subsidiary Operations.

   Mark H. Swartz, age 40, Vice President and Director of TyCom Ltd. Mr. Swartz has been Executive Vice President and Chief Financial Officer of Tyco since July 1997, Vice President and Chief Financial Officer of Tyco US since February, 1995; and associated with Tyco US since 1991.

   Claire L. Calandra, age 50, Executive Vice President and Chief Operating Officer of TyCom (US). Prior to the incorporation of TyCom Ltd., Ms. Calandra was the Executive Vice President and Chief Operating Officer of Tyco Submarine Systems Ltd. since January 1999. Previously, Ms. Calandra was the Vice President and General Counsel for Tyco Submarine Systems Ltd. from July 1997 when the company was acquired from AT&T. During 14 years with AT&T, Ms. Calandra held a variety of legal and business positions, including Chief of Staff in the Office of the Vice Chairman of AT&T, Director of International at AT&T and Chief Counsel of AT&T General Business Systems.

   David W. Van Rossum, age 38, Vice President and Chief Financial Officer of TyCom Ltd. Prior to the incorporation of TyCom Ltd., Mr. Van Rossum was Vice President and Chief Financial Officer for Tyco Submarine Systems Ltd. since July 1997, when the company was acquired by Tyco International Ltd. Previously, Mr. Van Rossum was the Director of Finance and Contracts for Simplex Technologies, Inc. between 1996 and 1997. During a 15-year career at Simplex Technologies, Inc., Mr. Van Rossum held a number of other positions, including Director of Business Development and Controller.

   Other key management of the Company are as follows:

   Peter K. Runge, Ph.D., age 61, Vice President--Research and Development and Chief Technical Officer for TyCom (US) Inc. Prior to the incorporation of TyCom Ltd., Dr. Runge was Vice President--Research and Development and Chief Technical Officer for Tyco Submarine Systems Ltd. since August 1998. Previously,

Dr. Runge had been Managing Director--System Implementation for Tyco Submarine Systems Ltd. since July 1997 when the company was acquired by Tyco International Ltd. from AT&T. While with AT&T and Bell Labs, Dr. Runge held a variety of positions over a 30-year career in the field of optical undersea communications networks.

   Ronald L. Armstrong, age 44, Vice President--Project Management and Quality Implementation for TyCom (US) Inc. Prior to the incorporation of TyCom Ltd., Mr. Armstrong was Vice President--Project Management and Quality Implementation for Tyco Submarine Systems Ltd. since 1997 when the company was acquired by Tyco International Ltd. Previously, Mr. Armstrong had a 16-year career with Tyco, including positions at Simplex Technologies, Inc. as Contracts Manager, Director of Quality Assurance and Vice President of Engineering.

   Frederick M. Hamilton, age 56, Vice President--Network Construction and Maintenance for TyCom (US) Inc. Prior to the incorporation of TyCom Ltd., Mr. Hamilton was Vice President--Network Construction and Maintenance of Tyco Submarine Systems Ltd. since 1997 when the company was acquired by Tyco International Ltd. and since 1995 with AT&T. Prior to that, Mr. Hamilton served for over 25 years as an officer in the U.S. Coast Guard in a wide variety of responsible leadership assignments.

   William S. Jackson, age 47, Vice President--Manufacturing for TyCom (US) Inc. Prior to the incorporation of TyCom Ltd., Mr. Jackson served as Vice President--Manufacturing and Business Development for Tyco Submarine Systems Ltd. since 1997. Previously, Mr. Jackson served at Simplex Technologies, Inc. as Vice President of Marketing, Sales and Project Management from 1995, Vice President of Finance and Administration from 1989, and Director of Business Development from 1987.

   Byron S. Kalogerou, age 39, Vice President, General Counsel and Secretary for TyCom Ltd. Mr. Kalogerou is also Vice President and Assistant Secretary of Tyco International Ltd. Mr. Kalogerou joined Tyco in 1990 and has held a variety of positions, including Associate General Counsel and General Counsel of Tyco's International Operations. Mr. Kalogerou was previously Associate General Counsel of United Dominion Industries, Inc.

   Robert M. Paski, age 45, Vice President--Network Engineering and Operations for TyCom (US) Inc. Previously, Mr. Paski had been Vice President of Terminal Products since August 1998 and prior to that, the Managing Director of Management Services and Atlantic Crossing for Tyco Submarine Systems Ltd. since July 1997 when the company was acquired from AT&T. While with AT&T and Bell Labs beginning in 1977, Mr. Paski held a variety of positions including Director--Management Services and Quality Implementation, District Manager-- Submarine Cable System Installation and Technical Manager--Development of Sub-System components.

   Brian P. Roussell, age 42, Vice President--Sales and Marketing for TyCom Global Marketing Ltd. since April 2000. Mr. Roussell was Vice President of Finance of the Tyco Printed Circuit Group from August 1997 to April 2000. Prior to that, Mr. Roussell spent nine years with Alcatel Submarine Networks as Director of Sales and Marketing for Alcatel's U.S. operations and thereafter served as Vice President--Americas for Alcatel. Mr. Roussell also spent six years with Simplex Technologies Inc. where he held a variety of positions.

   John P. Conley, Jr., age 53, Vice President--Human Resources for TyCom (US) Inc. Prior to the incorporation of TyCom Ltd., Mr. Conley was Vice President of Human Resources for Tyco Submarine Systems Ltd. since 1997 when the company was acquired by Tyco International Ltd. Previously, Mr. Conley was Director-- Corporate Industrial Relations with Tyco International Ltd. between November 1995 and July 1997. Mr. Conley also served as Director--Human Resources for Simplex Technologies, Inc. from 1990 until 1995.

                                    PART II

Item 5. Market for the Registrant's Common Shares and Related Security Holder Matters

   The number of registered holders of our common shares at November 7, 2000 was 112. Most of the shares are held in street name.

   Our common shares are listed and traded on the New York Stock Exchange, Inc. ("NYSE") and the Bermuda Stock Exchange. The high and low sales price per share of TyCom common shares as reported on the NYSE, since the date of our initial public offering in July 2000 through the end of fiscal year 2000, were $46.25 and $32.75, respectively.

   We did not pay any dividends on our common shares in the fourth quarter of fiscal year 2000. We intend to retain all available funds for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will be dependent upon then existing conditions, including our financial condition, results of operations, contractual and other relevant legal and regulatory restrictions, capital requirements, business prospects, and other factors our board of directors deems relevant.

   In July 2000, we sold 70,300,000 shares pursuant to a final prospectus dated July 26, 2000. The aggregate offering price was $2,249.6 million, with net proceeds to us of $2,130.7 million, after deducting the underwriting discount and commissions of $112.5 million and the offering expenses of $6.4 million. We used $200.0 million of the net proceeds to pay a dividend to Tyco and we expect to use the remaining net proceeds toward the deployment of the TyCom Global Network.

Item 6. Selected Financial Data

   The following table sets forth selected consolidated financial information for the fiscal years ended September 30, 2000, 1999, 1998, 1997 and 1996. We are an indirect subsidiary of Tyco International Ltd., a company incorporated in Bermuda. The following financial information presents our consolidated financial position and results of operations as a subsidiary of Tyco prior to our initial public offering on July 27, 2000, including adjustments necessary for a fair presentation of the business, and as a stand-alone entity subsequent to the IPO. The information as of September 30, 2000 and 1999 and for each of the three years ended September 30, 2000, 1999 and 1998 was derived from our audited consolidated financial statements included in Item 8 in this Form 10-K. The audited information as of September 30, 1998, the unaudited information as of September 30, 1997 and 1996, the audited information for the year ended September 30, 1997 and the unaudited information for the year ended 1996 was derived from our historical books and records and those of our subsidiaries. The financial information presented may not be indicative of the results that would have been achieved had we operated as a stand-alone entity. This selected financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes included in Items 7 and 8, respectively, of this Form 10-K.

                                        Year Ended September 30,
                             --------------------------------------------------
                                                                    (Unaudited)
                             2000(1)    1999     1998   1997(2)        1996
                             -------- -------- -------- --------    -----------
 (in millions, except per
        share data)
Consolidated Statement of
 Operations Data:
Net revenue................  $2,539.7 $1,637.6 $1,281.6 $  375.5      $162.6
Operating income (loss)....     498.6    323.6    262.3   (265.5)       57.0
Net income (loss)..........     303.3    163.0    152.0   (156.6)       37.0
Basic earnings (loss) per
 common share (3)..........      0.66     0.36     0.34    (0.35)       0.08
Diluted earnings (loss) per
 common share (3)..........      0.66     0.36     0.34    (0.35)       0.08


Consolidated Balance Sheet
 Data:
Total assets...............  $4,088.3 $2,392.2 $1,366.8 $1,364.4(4)   $ 53.3
Long-term debt.............     653.5    608.2    600.0      --          --
Shareholders' equity.......   2,161.5    498.5    213.7    676.8(4)     38.0


Other Data:
EBITDA (4)(5)..............  $  566.0 $  370.7 $  298.8 $ (253.9)     $ 61.7

--------
(1) Results for fiscal year 2000 include certain non-recurring costs of $13.1 million ($10.5 million after-tax) associated with our IPO.
(2) Results for fiscal year 1997 include a charge of $361.0 million ($220.2 million after tax) for the write-off of purchased in-process research and development related to the acquisition of the submarine systems business of AT&T Corp.
(3) Basic and diluted earnings per common share for fiscal 2000 have been computed by dividing net income by the weighted-average number of common shares outstanding. Basic and diluted earnings per common share prior to fiscal 2000 have been computed by dividing net income for each period by 450,000,000 common shares, which is the number of common shares owned by Tyco immediately prior to the IPO.
(4) Unaudited.
(5) The operating results, which are presented in accordance with accounting principles generally accepted in the United States, are supplemented by a discussion of earnings before interest, income taxes, depreciation and amortization ("EBITDA"). As the operations of our business transition to deploying the TyCom Global Network and selling bandwidth capacity, management will use EBITDA as one of our key indicators of performance. EBITDA is commonly used in the communications industry to analyze companies on the basis of operating performance. EBITDA, however, should not be considered an alternative to operating or net income as an indicator of the performance of our business, or as an alternative to cash flows from operating activities as a measure of liquidity, in each case determined in accordance with generally accepted accounting principles.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   See Management's Discussion and Analysis of Financial Condition and Results of Operations which appears on pages 44 to 52 of this Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

   See Management's Discussion and Analysis of Financial Condition and Results of Operations which appears on pages 44 to 52 of this Form 10-K.

Item 8. Financial Statements and Supplementary Data

   The following consolidated financial statements and schedule are filed as part of the Annual Report:

     Financial Statements:

       Report of Independent Accountants

       Consolidated Balance Sheets--September 30, 2000 and September 30,
    1999

       Consolidated Statements of Operations for the fiscal years ended September 30, 2000, 1999 and 1998

       Consolidated Statements of Shareholders' Equity for the fiscal years ended September 30, 2000, 1999 and 1998

       Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2000, 1999, and 1998

       Notes to Consolidated Financial Statements

     Financial Statement Schedule:

       Schedule II--Valuation and Qualifying Accounts

   All other financial statement schedules have been omitted since the information required to be submitted has been included in the consolidated financial statements and related notes or because they are either not applicable or not required under the rules of Regulation S-X.

   See Notes to Consolidated Financial Statements for Summarized Quarterly Financial Data (unaudited).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

   Information concerning the Directors of the Registrant is hereby incorporated by reference to the Registrant's definitive proxy statement which will be filed with the Commission within 120 days after the close of the fiscal year.

Item 11. Executive Compensation

   Information concerning executive compensation is hereby incorporated by reference to the Registrant's definitive proxy statement which will be filed with the Commission within 120 days after the close of the fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   Information concerning security ownership of certain beneficial owners and management is hereby incorporated by reference to the Registrant's definitive proxy statement which will be filed with the Commission within 120 days after the close of the fiscal year.

Item 13. Certain Relationships and Related Transactions

   Information concerning certain relationships and related transactions is hereby incorporated by reference to the Registrant's definitive proxy statement which will be filed with the Commission within 120 days after the close of the fiscal year.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a) (1) and (2) Financial Statements and Schedules--see Item 8.

   (b) Exhibits

   3.1 Memorandum of Association. (1)

   3.2 Bye-Laws. (1)

   4.1 Master Loan Agreement dated as of March 23, 2000, between Tyco Submarine
       Systems Ltd. and Tyco Group S.A.R.L. (Filed herewith)

   4.2 Note dated March 23, 2000, between Tyco Submarine Systems Ltd. and Tyco
       Group S.A.R.L. (Filed herewith)

   4.3 Note dated March 24, 2000, between Tyco Submarine Systems Ltd. and Tyco
       Group S.A.R.L. (Filed herewith)

   4.4 Master Loan Agreement dated as of March 27, 2000, between Simplex
       Technologies Inc. and Tyco Group S.A.R.L. (Filed herewith)

   4.5 Note dated March 27, 2000, between Simplex Technologies Inc. and Tyco
       Group S.A.R.L. (Filed herewith)

  10.1 Services Agreement between TyCom Ltd. and Tyco International Ltd. (1)

  10.2 Tax Indemnification Agreement between Tyco International Ltd. and TyCom
       Ltd. (1)

  10.3 Revolving Credit Agreement among TyCom Ltd. and the eligible subsidiaries referred to therein, as borrowers and Tyco International
       Ltd. as Lender. (1)

  10.4 TyCom Ltd. Founders' Share Option Program. (1)

  10.5 Registration Rights Agreement between TyCom Ltd. and TGN Holdings Ltd.
       (1)

  10.6 TyCom Ltd. Long Term Incentive Plan. (1)

  10.7 TyCom Ltd. Employee Share Purchase Plan. (1)

  10.8 TyCom Deferred Compensation Plan. (1)

  10.9 TyCom Ltd. Supplemental Executive Retirement Plan. (1)

 10.10 Indemnification Agreement between TyCom Ltd. and Tyco International Ltd.
       (1)

 10.11 Form of Employee Confidentiality, Invention Assignment and Non-competition agreement (incorporated by reference to an Exhibit to the Registrant's Form 10-Q for the quarterly period ended June 30, 2000).

  21.1 Subsidiaries of the Registrant. (Filed herewith)

  23.1 Consent of PricewaterhouseCoopers. (Filed herewith)

  27   Financial Data Schedule. (Filed herewith)

--------
(1) Incorporated by reference to an Exhibit to the Registrant's Registration Statement on Form S-1 (File No. 333-32134).

     (c) Reports on Form 8-K.

   None.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 21st day of December, 2000.

                                                 TyCom Ltd.


                                                             /s/ Mark H. Swartz
                                                 By: _______________________________________
                                                               Mark H. Swartz
                                                               Vice President
                                                          (Duly Authorized Officer)



                                                           /s/ David W. Van Rossum
                                                 By: _______________________________________
                                                             David W. Van Rossum
                                                             Vice President and
                                                           Chief Financial Officer
                                                     (Principal Financial and Accounting
                                                                  Officer)

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on December 21, 2000 on behalf of the registrant and in the capacities and on the dates indicated.

                   Name                              Title
                   ----                              -----

          /s/ L. Dennis Kozlowski           Executive Chairman and
___________________________________________  Director
            L. Dennis Kozlowski

            /s/ Neil R. Garvey              President, Chief
___________________________________________  Executive Officer and
              Neil R. Garvey                 Director (Principal
                                             Executive Officer)

          /s/ David W. Van Rossum           Vice President and Chief
___________________________________________  Financial Officer
            David W. Van Rossum              (Principal Financial
                                             and Accounting Officer)

           /s/ Brenda C. Barnes             Director
___________________________________________
             Brenda C. Barnes

            /s/ Frank P. Doyle              Director
___________________________________________
              Frank P. Doyle

           /s/ Warren V. Musser             Director
___________________________________________
             Warren V. Musser

            /s/ Mark H. Swartz              Vice President and
___________________________________________  Director
              Mark H. Swartz


                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Shareholders of TyCom Ltd.

   In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of TyCom Ltd. (the "Company") at September 30, 2000 and 1999, and the results of its operations and its cash flows for the years ended September 30, 2000, 1999 and 1998, in conformity with accounting principles generally accepted in the United States of America. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

   As discussed in Note 1, the Company is an operating subsidiary of Tyco International Ltd. Certain costs and expenses presented in the financial statements represent allocations and management's estimates of the costs of services provided to the Company by Tyco International Ltd. As a result, the financial statements presented may not be indicative of the financial position or results of operations that would have been achieved had the Company operated as a nonaffiliated entity.

                                          /s/ PricewaterhouseCoopers

Hamilton, Bermuda
October 24, 2000, except for Note 19,
as to which the date is December 8, 2000

                                   TYCOM LTD.

                          CONSOLIDATED BALANCE SHEETS
                        (in millions, except share data)

                                                             September 30,
                                                           ------------------
                                                             2000      1999
                                                           --------  --------
ASSETS
Current Assets:
  Cash and cash equivalents............................... $   91.0  $   12.1
  Short-term advances to Parent...........................  2,047.1     505.5
  Receivables, less allowance for doubtful accounts of
   $47.8 in 2000 and
   $19.8 in 1999..........................................    325.8     278.7
  Contracts in process....................................    222.2     432.9
  Inventories.............................................    129.5     108.7
  Deferred income taxes...................................     63.4      36.9
  Other current assets....................................     12.5      18.1
                                                           --------  --------
  Total current assets....................................  2,891.5   1,392.9
Construction in Progress--TyCom Global Network............    111.1       --
Property, Plant and Equipment, Net........................    593.1     464.4
Goodwill and Other Intangible Assets, Net.................    307.8     348.6
Deferred Income Taxes.....................................    112.8     112.5
Other Assets..............................................     72.0      73.8
                                                           --------  --------
    Total Assets.......................................... $4,088.3  $2,392.2
                                                           ========  ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Loans payable and current maturities of long-term debt.. $    2.2  $    2.3
  Accounts payable........................................    253.2     175.3
  Accrued expenses and other current liabilities..........    257.3     176.0
  Income taxes payable....................................     60.5       --
  Contracts in process--billings in excess of costs.......    593.1     849.1
  Deferred revenue........................................     34.3      12.4
                                                           --------  --------
  Total current liabilities...............................  1,200.6   1,215.1
Long-Term Debt............................................    653.5     608.2
Other Long-Term Liabilities...............................     21.3      14.7
                                                           --------  --------
    Total Liabilities.....................................  1,875.4   1,838.0
Commitments and Contingencies (Note 10)
Minority Interest.........................................     51.4      55.7
Shareholders' Equity:
Preference shares, $1.00 par value, 600,000,000 shares
 authorized; none issued..................................      --        --
Common shares, $0.25 par value, 3,000,000,000 shares
 authorized;
 520,300,000 issued and outstanding as of September 30,
 2000.....................................................    130.1       --
Share premium.............................................  2,113.1       --
Contributed surplus, net of deferred compensation of $1.3
 in 2000..................................................     13.4       --
Parent company investment.................................      --      501.3
Accumulated deficit.......................................    (38.8)      --
Accumulated comprehensive loss............................    (56.3)     (2.8)
                                                           --------  --------
    Total Shareholders' Equity............................  2,161.5     498.5
                                                           --------  --------
    Total Liabilities and Shareholders' Equity............ $4,088.3  $2,392.2
                                                           ========  ========

                See Notes to Consolidated Financial Statements.

                                   TYCOM LTD.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in millions, except per share data)

                                                   Year Ended September 30,
                                                  ----------------------------
                                                    2000      1999      1998
                                                  --------  --------  --------
Revenue from product sales......................  $2,376.4  $1,450.0  $1,187.0
Service revenue.................................     163.3     187.6      94.6
                                                  --------  --------  --------
Net revenue.....................................   2,539.7   1,637.6   1,281.6
Cost of product sales...........................   1,756.1   1,093.2     821.7
Cost of services................................      84.6      86.5      69.7
Sales and marketing.............................      15.6      17.6      23.4
Research and development........................      61.4      52.7      39.5
General and administrative......................     110.3      64.0      65.0
Non-recurring charges...........................      13.1        --        --
                                                  --------  --------  --------
Operating income................................     498.6     323.6     262.3
Interest expense, net...........................      (2.9)    (39.3)     (9.9)
                                                  --------  --------  --------
Income before income taxes and minority
 interest.......................................     495.7     284.3     252.4
Income tax provision............................    (182.9)   (111.4)    (91.2)
Minority interest...............................      (9.5)     (9.9)     (9.2)
                                                  --------  --------  --------
Net income......................................  $  303.3  $  163.0  $  152.0
                                                  ========  ========  ========
Earnings per common share (Note 11):
  Basic.........................................  $   0.66  $   0.36  $   0.34
  Diluted.......................................  $   0.66  $   0.36  $   0.34
Average common shares used in computing earnings
 per share
 (Note 11):
  Basic.........................................     462.4     450.0     450.0
  Diluted.......................................     463.0     450.0     450.0

                See Notes to Consolidated Financial Statements.

                                   TYCOM LTD.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      (in millions, except per share data)

                           Common
                           Shares            Contributed   Parent                Accumulated
                            $0.25    Share    Surplus--   Company   Accumulated Comprehensive Comprehensive
                          Par Value Premium    Common    Investment   Deficit       Loss         Income
                          --------- -------- ----------- ---------- ----------- ------------- -------------
Balance at September 30,
 1997...................   $  --    $    --    $  --       $676.8     $  --        $  --
Comprehensive income:
 Net income.............                                    152.0                                $152.0
                                                                                                 ------
  Total comprehensive
   income...............                                                                         $152.0
                                                                                                 ======
Net transfers to
 Parent.................                                   (615.1)
                                                           ------
Balance at September 30,
 1998...................      --         --       --        213.7                     --
Comprehensive income:
 Net income.............                                    163.0                                $163.0
Currency translation
 adjustment.............                                                             (2.8)         (2.8)
                                                                                   ------        ------
  Total comprehensive
   income...............                                                                         $160.2
                                                                                                 ======
Net transfers from
 Parent.................                                    124.6
                                                           ------                  ------
Balance at September 30,
 1999...................      --         --       --        501.3        --          (2.8)
Comprehensive income:
 Net income.............                                    244.4       58.9                     $303.3
Currency translation
 adjustment.............                                                            (53.5)        (53.5)
                                                                                                 ------
  Total comprehensive
   income...............                                                                         $249.8
                                                                                                 ======
Net transfers from
 Parent.................                                     19.1
Dividend to Parent......                                   (550.0)
Recapitalization from
 Parent company at
 initial public
 offering...............    112.5               102.3      (214.8)
Net proceeds from
 initial public
 offering...............     17.6    2,113.1
Dividend to Parent at
 initial public
 offering...............                       (102.3)                 (97.7)
Capital contribution
 from Parent............                         13.1
Amortization of deferred
 compensation...........                          0.3
                           ------   --------   ------      ------     ------       ------
Balance at September 30,
 2000...................   $130.1   $2,113.1   $ 13.4      $  --      $(38.8)      $(56.3)
                           ======   ========   ======      ======     ======       ======

                See Notes to Consolidated Financial Statements.

                                   TYCOM LTD.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in millions)

                                                             Year Ended
                                                           September 30,
                                                       ------------------------
                                                         2000     1999    1998
                                                       --------  ------  ------
Cash Flows From Operating Activities:
Net income...........................................  $  303.3  $163.0  $152.0
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation.......................................      57.4    39.6    31.9
  Goodwill and other intangible amortization.........      10.0     7.5     4.6
  Deferred income taxes..............................     (26.7)   41.8    (8.4)
  Provisions for losses on receivables and
   inventory.........................................      59.2     4.6    19.0
  Minority interest .................................      14.6    15.2    14.1
  Other non-cash items...............................       3.0      --      --
  Changes in assets and liabilities, net of the
   effects of acquisitions:
   Receivables.......................................     (83.7) (183.6)   76.1
   Contracts in process..............................     (45.4)  725.5  (146.5)
   Inventories.......................................     (44.4)  (23.4)   10.7
   Other current assets..............................       5.2    (8.2)   (6.0)
   Accounts payable..................................      79.2    57.5   (41.9)
   Accrued expenses and other current liabilities....      84.0   (55.9)  (54.2)
   Income taxes payable..............................      60.5      --      --
   Deferred revenue..................................      22.4   (10.1)   (4.5)
                                                       --------  ------  ------
     Net cash provided by operating activities.......     498.6   773.5    46.9
                                                       --------  ------  ------
Cash Flows From Investing Activities:
Construction in progress--TyCom Global Network.......    (111.1)     --      --
Purchase of property, plant and equipment............    (204.9)  (97.4)  (28.2)
Acquisition related costs, net of cash acquired......      (1.1)   (8.5)  (80.2)
Increase in investments..............................     (19.9)   (9.3)   (2.0)
Decrease (increase) in long-term receivables.........      17.0   (56.0)   (0.3)
Other................................................       1.6    (0.9)    0.4
                                                       --------  ------  ------
     Net cash used in investing activities...........    (318.4) (172.1) (110.3)
                                                       --------  ------  ------
Cash Flows From Financing Activities:
Short-term advances (to) from Parent.................  (1,548.6) (459.6)  138.4
Repayments of long-term debt.........................      (2.3)   (1.2)     --
Net proceeds on long-term loans from Parent..........      48.7     1.3      --
Net proceeds from initial public offering............   2,130.7      --      --
Dividend to Parent at initial public offering........    (200.0)     --      --
Change in Parent company investment..................    (530.9) (155.4)  (15.1)
Capital contribution from Parent.....................      13.1      --      --
Distributions to minority interest...................     (18.9)  (23.4)  (18.0)
Other................................................       6.9    (0.7)    7.8
                                                       --------  ------  ------
     Net cash (used in) provided by financing
      activities.....................................    (101.3) (639.0)  113.1
                                                       --------  ------  ------
Net increase (decrease) in cash and cash
 equivalents.........................................      78.9   (37.6)   49.7
Cash and cash equivalents at beginning of period.....      12.1    49.7      --
                                                       --------  ------  ------
Cash and cash equivalents at end of period...........  $   91.0  $ 12.1  $ 49.7
                                                       ========  ======  ======
Supplementary Cash Flow Disclosure:
Interest paid........................................  $   43.9  $ 37.3  $ 25.5
                                                       --------  ------  ------
Income taxes paid (net of refunds)...................  $  132.4  $ 64.3  $ 94.7
                                                       ========  ======  ======
Supplemental Schedule of Noncash Investing and
 Financing Activities:
Net assets of acquired business contributed by parent
 (Note 2)............................................  $     --  $280.0  $   --
                                                       ========  ======  ======

                See Notes to Consolidated Financial Statements.

                                   TYCOM LTD.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

   Business--TyCom Ltd. (the "Company" or "TyCom"), a Bermuda company, is an independent provider of undersea fiber optic networks and services, engaged in the design, engineering, manufacture, installation and maintenance of undersea fiber optic networks. The Company currently is deploying its own global undersea fiber optic network, known as the TyCom Global Network ("TGN"), and will sell bandwidth capacity on the TGN to others.

   TyCom's principal operating subsidiaries include TyCom (US) Inc. (formerly Tyco Submarine Systems Ltd.), TyCom Integrated Cable Systems Inc. (formerly Simplex Technologies, Inc.) and Telecomunicaciones Marinas, S.A. ("Temasa").

   Background--TyCom was incorporated on March 8, 2000 as a wholly-owned indirect subsidiary of Tyco International Ltd. ("Tyco" or "Parent") to serve as the holding company for Tyco's undersea fiber optic cable communications business.

   In connection with the establishment of the Company's capital structure, the assets and liabilities of the Company and its subsidiaries, which were previously owned by Tyco, were transferred from Tyco to TyCom, and TyCom issued to Tyco 450,000,000 of its common shares. In July 2000, TyCom sold 70,300,000 of its common shares to the public in an initial public offering ("IPO"). Net proceeds to TyCom from the IPO, after deducting the underwriting discount, commissions and offering expenses, were approximately $2.1 billion. Of that amount, $200 million was paid as a dividend to Tyco, and the remaining amount is expected to be used in the deployment of the TGN.

   Basis of Presentation--The consolidated financial statements have been prepared in United States dollars in accordance with generally accepted accounting principles in the United States. The consolidated financial statements include the accounts of TyCom and its subsidiaries.

   The consolidated financial statements present TyCom's consolidated financial position and results of operations as a subsidiary of Tyco prior to TyCom's initial public offering in July 2000, including adjustments necessary for a fair presentation of the business, and as a stand-alone entity subsequent to the IPO. The consolidated financial statements presented may not be indicative of the results that would have been achieved had the Company operated as a separate, stand-alone entity prior to its IPO.

   Certain services are provided to the Company by Parent, primarily related to financial, treasury, tax, legal, audit, human resource and risk management functions. Under the terms of the services agreement between the Company and Parent, the Company is charged an annual fee equal to 1.0% on the first $2.0 billion of net revenue, 0.75% on net revenue over $2.0 billion up to $5.0 billion and 0.50% on net revenue in excess of $5.0 billion. The financial statements reflect this annual fee, which is included in general and administrative expenses in the Consolidated Statements of Operations. The annual fee is reviewed and adjusted annually by mutual agreement of the Company and Parent. Management believes these fees are reasonable and approximate the estimated cost of services that would have been incurred on a stand-alone basis for each period presented. Additional items, such as employee benefit plans, insurance coverage, and other identifiable costs, are charged to the Company by Parent based upon direct costs attributable to TyCom and its subsidiaries.

   Principles of Consolidation--TyCom is a holding company whose assets consist of its investments in its subsidiaries, intercompany balances and holdings of cash and cash equivalents. The businesses of the consolidated group are conducted through the Company's subsidiaries. The Company consolidates companies in which it owns or controls more than fifty percent of the voting shares unless control is likely to be temporary. All significant intercompany balances and transactions have been eliminated in consolidation.

   Cash Equivalents--All highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents.

                                   TYCOM LTD.

1. Summary of Significant Accounting Policies (Continued)


   Short-Term Advances to Parent--Short-term advances to Parent, which reflect cash balances generated from the IPO and operating activities, were transferred to Tyco under numerous agreements as part of Tyco's consolidated cash management system. Advances are subject to the terms of various cash management and loan agreements between the Company and Parent. Under the terms of these agreements, the funds are available to the Company on an as needed basis. Interest rates on amounts advanced to Parent are based on the 3 month U.S. Treasury Bill plus 0.3%, the 1 month U.S. Treasury Bill plus 3.0% or the 3 month U.S. LIBOR plus 1.25%. Interest rates on amounts advanced to Parent ranged from 6.3% to 8.5% at September 30, 2000. The weighted average interest rate on amounts advanced to Parent as of September 30, 2000 was 6.4%. Interest rates approximate the cost of borrowings that would be incurred on a stand-alone basis.

   Inventories--Inventories are recorded at the lower of cost (first-in, first-out) or market value.

   Construction in Progress--TyCom Global Network--The Company is deploying its own global undersea fiber optic network, known as the TyCom Global Network ("TGN"), and will sell its bandwidth capacity on the TGN to others. Costs incurred prior to the completion of a cable segment of the TGN are stated at cost and reflected as construction in progress in the accompanying consolidated balance sheets. Capitalized costs to date include components such as cable and repeaters, land and construction costs for cable stations, backhaul costs, marine survey costs, interest and other costs related to the deployment of the TGN. For the year ended September 30, 2000, the Company capitalized interest of $1.4 million, and none was capitalized in the years ended September 30, 1999 and 1998.

   Property, Plant and Equipment--Property, plant and equipment is recorded principally at cost less accumulated depreciation. Maintenance and repair expenditures are charged to expense when incurred. The straight-line method of depreciation is used over the estimated useful lives of the related assets as follows:

      Buildings and related improvements............ 10 to 40 years
      Ships and submersibles........................ 5 to 20 years
      Leasehold improvements........................ Remaining term of the lease
      Machinery and equipment....................... 5 to 7 years

   Gains or losses arising on the disposal of property, plant and equipment are included in the Consolidated Statements of Operations.

   Goodwill and Other Intangible Assets--Goodwill, which is being amortized on a straight-line basis over 40 years, was $272.9 million and $311.3 million, net, at September 30, 2000 and 1999, respectively. Accumulated amortization amounted to $16.7 million at September 30, 2000 and $9.1 million at September 30, 1999.

   Other intangible assets were $34.9 million and $37.3 million, net, at September 30, 2000 and 1999, respectively. These amounts include patents and technology, which are being amortized primarily on a straight-line basis over 17 years. At September 30, 2000 and 1999, accumulated amortization amounted to $6.1 million and $3.7 million, respectively.

   Long-Lived Assets--The Company periodically evaluates the net realizable value of long-lived assets, including property, plant and equipment, goodwill and other intangible assets, long-term investments and long-term receivables, relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows. An impairment in the carrying value of an asset is recorded when the undiscounted, expected future operating cash flows derived from the asset are less than its carrying value. Fair values are based on quoted market prices and assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risks.

                                   TYCOM LTD.

1. Summary of Significant Accounting Policies (Continued)


   Investments--The Company accounts for its marketable securities that represent less than twenty percent ownership using Statement of Financial Accounting Standard ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This standard requires that certain debt and equity securities be adjusted to market value at the end of each accounting period. Unrealized market gains and losses are charged or credited to earnings if the securities are traded for short-term profit. Otherwise, such unrealized gains and losses are charged or credited to shareholders' equity. Management determines the proper classification of investments in debt and equity securities at the time of purchase and reevaluates such designations as of each balance sheet date.

   Investments for which the Company does not have the ability to exercise significant influence and for which there is not a readily determinable market value are accounted for under the cost method of accounting. The Company periodically evaluates the carrying value of its investments accounted for under the cost method of accounting. Such investments were recorded at the lower of cost or estimated net realizable value as of September 30, 2000 and any declines in value judged to be other than temporary are expensed in the Consolidated Statement of Operations.

   Investments are included in other assets in the Consolidated Balance Sheets.

   Warranties--Estimated warranty costs for each contract are determined based on the contract terms and technology specific issues. These costs are included in total estimated contract costs accrued over the construction period of the respective contract.

   Minority Interest--Five of the Company's ships, used to install and maintain the undersea cable systems, are owned by partnerships. The partnerships consist of a majority-owner general partner, Transoceanic Cable Ship Co. Inc., a wholly-owned subsidiary of the Company, and a limited partner unaffiliated with the Company, Teleglobe Marine Inc., a wholly-owned subsidiary of Teleglobe Holding Corp. The limited partner's equity interest is either 25% or 45% for each vessel, and the partnership terms continue for the useful life of each vessel. The Company charters the vessels from the partnerships and operates them in the conduct of its business. The Company monitors and allocates the utilization of these vessels between construction and maintenance activities.

   The Company reflects the limited partner equity interest in the partnerships as minority interest in the consolidated financial statements. Distributions to the limited partner are based on its pro rata share of earnings, as defined in the partnership agreements, during the prior quarter, adjusted for certain noncash items and capital requirements.

   Share Premium and Contributed Surplus--In accordance with the Bermuda Companies Act of 1981, when the Company issues shares for cash at a premium to their par value, the resulting premium is credited to a share premium account, a non-distributable reserve. When the Company issues shares in exchange for shares of another company, the excess of the fair value of the shares acquired over the par value of the shares issued by the Company is credited, where applicable, to contributed surplus, which is, subject to certain conditions, a distributable reserve.

   Revenue Recognition--Product sales relate to the installation of undersea cable systems and are recorded on the percentage-of-completion method, whereby sales and profits are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs to complete. Contracts in process, included in current assets, are valued at cost plus accrued profits not yet billed. Billings on uncompleted contracts in excess of incurred costs and accrued profits are included in current liabilities. Revisions in cost estimates as contracts progress have the effect of increasing or decreasing profits in the current period. Provisions for anticipated losses are made in the period in which they first become determinable. Bid and proposal costs are expensed as incurred.

                                   TYCOM LTD.

1. Summary of Significant Accounting Policies (Continued)


   Maintenance and service revenue is recognized over the period the service is provided. Billings to customers before the relevant criteria for revenue recognition are satisfied are included in deferred revenue.

   Income Taxes--Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been included in the consolidated financial statements. Deferred tax liabilities and assets are determined based on the differences between the consolidated financial statements and the tax basis of assets and liabilities, using tax rates in effect for the years in which the differences are expected to reverse.

   Research and Development--Research and development costs are expensed when incurred.

   Advertising--Advertising costs are expensed when incurred.

   Translation of Foreign Currency--Assets and liabilities of the Company's subsidiaries operating outside the United States which account in a functional currency other than U.S. dollars are translated into U.S. dollars using year-end exchange rates. Revenues and expenses are translated at the average exchange rates effective during the year. Foreign currency translation gains and losses are included within shareholders' equity.

   Gains and losses resulting from foreign currency transactions, the amounts of which are not material, are included in net income.

   Financial Instruments--From time to time the Company enters into a variety of foreign exchange contracts, forward commodity contracts and interest rate swaps in its management of foreign currency, commodity and interest rate exposures. The Company enters into letters of credit as required by its contracts.

   Realized gains or losses on foreign exchange contracts, acquired for the purpose of reducing exposure to currency fluctuations associated with expected cash flows denominated in currencies other than the functional currencies, are reflected in general and administrative expenses. Foreign exchange contracts are marked to market with the unrealized gain or loss reflected in general and administrative expenses.

   Under forward commodity contracts, which hedge anticipated purchases of copper used in manufacturing operations, payments are received or paid based on the differential between the contract price and the actual price of the underlying commodity. Gains or losses on forward commodity contracts are recorded as adjustments to the value of the purchased commodity.

   Interest rate swaps hedge interest rates on certain indebtedness and involve the exchange of fixed and floating rate interest payment obligations over the life of the related agreement without the exchange of the notional amount. The interest differentials to be paid or received under interest rate swaps are recognized on an accrual basis over the life of the underlying agreement or indebtedness as an adjustment to interest expense.

   Use of Estimates--The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make extensive use of certain estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from these estimates.

   Reclassifications--Certain prior year amounts have been reclassified to conform with current year presentation.

                                   TYCOM LTD.

1. Summary of Significant Accounting Policies (Continued)


   Accounting Pronouncements--In June 1998 and June 2000, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." These statements establish accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS Nos. 133 and 138 also require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. In June 1999, the FASB issued SFAS No. 137, which defers the effective date of SFAS Nos. 133 and 138 to fiscal years beginning after June 15, 2000. The adoption of these new standards is not anticipated to have a material impact on the Company's earnings or financial position.

2. Acquisitions

 Fiscal 1999

   On May 18, 1999, Tyco acquired Temasa, a wholly-owned subsidiary of Telefonica S.A., for an aggregate cost of $290.4 million, consisting of cash of $280.0 million and the assumption of $10.4 million in debt. Temasa installs and maintains undersea cable systems. This business was contributed by Parent to the Company subsequent to its acquisition. The acquisition was accounted for as a purchase, and the results of operations of Temasa have been included in the consolidated results of the Company from its acquisition date. As a result of the acquisition, approximately $188.9 million in goodwill was recorded by the Company, which reflects the adjustments necessary to allocate the purchase price to the fair value of assets acquired, liabilities assumed and purchase accounting liabilities recorded. In addition, $8.5 million of cash was paid during fiscal 1999 for purchase accounting liabilities related to prior years' acquisitions.

   Purchase accounting liabilities recorded for Temasa during fiscal 1999 included $12.0 million for transaction and other direct costs and $0.2 million for severance costs. Transaction and other direct costs include legal, accounting, financial advisory services and other direct expenses related to the acquisition. Liabilities of approximately $1.3 million for transaction and other direct costs remained on the balance sheet at September 30, 2000. No severance costs remained on the balance sheet at September 30, 2000. The Company expects that the payout of all costs related to this acquisition will be completed by the end of fiscal 2001.

 Fiscal 1998

   During fiscal 1998, the Company paid $67.0 million to AT&T Corp. as a result of finalizing the adjusted balance sheet related to the acquisition of AT&T Corp.'s submarine systems business. In addition, the Company paid cash of $13.2 million during fiscal 1998 for purchase accounting liabilities that were previously established in connection with this acquisition.

3. Investment

   In July 2000, TyCom entered into an agreement with C2C Pte. Limited ("C2C"), a private cable development company led by Singapore Telecommunications Limited, for the supply of a 17,000-kilometer undersea fiber optic system connecting major cities in Asia, for approximately $1.1 billion. In connection with the supply agreement, TyCom Asia Networks Ltd., a wholly-owned subsidiary of the Company, entered into a joint venture with a subsidiary of Singapore Telecommunications, and committed to fund approximately $140 million for a 15% equity ownership in C2C.

                                   TYCOM LTD.

4. Long-Term Debt

   Long-term debt is as follows ($ in millions):

                                                                 September 30,
                                                                 --------------
                                                                  2000    1999
                                                                 ------  ------
      7.20% loan from Parent due 2001(ii)(iii).................. $  --   $398.8
      8.00% Peseta denominated note due 2003(i).................    5.7     9.2
      6.70% loan from Parent due 2008(ii)(iii)..................    --    202.5
      7.25% loan from Parent due 2010(iii)......................  200.0     --
      7.50% loan from Parent due 2012(iii)......................  250.0     --
      7.50% loan from Parent due 2015(iii)......................  200.0     --
                                                                 ------  ------
        Total debt..............................................  655.7   610.5
      Less current portion......................................   (2.2)   (2.3)
                                                                 ------  ------
      Long-term debt............................................ $653.5  $608.2
                                                                 ======  ======

--------
(i) In 1991, Temasa issued a 3.1 billion Pesetas (approximately $19.6 million) 8.0% amortizing note due March 2003. In connection with this note, Temasa entered into an interest rate swap agreement to hedge the fixed rate interest terms. Under the agreement, which expires in March 2003, Temasa hedged the fixed rate terms of the note and will make floating rate payments based on a variable rate of the three-month Madrid Interbank Offered Rate less 0.1%.

(ii) In February and March 1998, the Company entered into $500.0 million and $100.0 million loan agreements with Parent, with fixed rates of 7.2% and 7.1%, respectively. These notes were scheduled to mature in March 2001 and April 2001, respectively. During fiscal 1999, the Company paid off $101.2 million of the $500.0 million loan and the entire $100.0 million loan.

      In December 1998, the Company entered into a $202.5 million loan agreement with Parent, with a fixed interest rate of 6.7%, which was scheduled to mature in December 2008.

(iii) In March 2000, the Company refinanced its long-term debt from Parent and increased its borrowings by issuing $200.0 million, $250.0 million and $200.0 million notes payable, which bear interest at fixed rates of 7.25%, 7.5% and 7.5% and are due in March 2010, March 2012 and March 2015, respectively.

      In fiscal 2000, TyCom entered into a revolving credit facility with Tyco, under which TyCom may borrow up to $1.25 billion. The credit facility will be available to TyCom for a period of not less than three years. Amounts outstanding accrue interest at a rate ranging from 1.25% to 3.00% above the three-month United States Dollar LIBOR in effect on the last day of the prior calendar quarter. There was no amount outstanding on this credit facility at September 30, 2000.

      The weighted-average rate of interest on all long-term debt was 7.4% and 7.1% during fiscal 2000 and fiscal 1999, respectively.

      At September 30, 2000, long-term debt matures as follows (in millions):
$2.2 in fiscal 2001, $2.3 in fiscal 2002, $1.2 in fiscal 2003 and the remaining balance of $650.0 in fiscal years 2010 through 2015. Loans from Parent are pre-payable without penalty at par value at any time after March 2005. Prepayment of amounts outstanding prior to March 2005 requires a redemption premium of up to 5%.

                                   TYCOM LTD.

5. Interest Expense, net

   Interest expense, net, is comprised of the following ($ in millions):

                                                  Year Ended September 30,
                                                 ----------------------------
                                                   2000      1999      1998
                                                 --------  --------  --------
   Third party interest income.................. $    3.5  $    1.3  $    --
   Third party interest expense.................     (0.8)     (0.3)      --
   Interest income--short-term advances to
    Parent......................................     39.5       2.3      15.6
   Interest expense--short-term loans from
    Parent......................................     (0.9)     (0.1)      --
   Interest expense--long-term loans from
    Parent......................................    (44.2)    (42.5)    (25.5)
                                                 --------  --------  --------
   Interest expense, net........................ $   (2.9) $  (39.3) $   (9.9)
                                                 ========  ========  ========

   Interest expense associated with Parent's general corporate debt has not been allocated to TyCom in the Consolidated Financial Statements. Interest expense approximates the estimated cost of borrowings that would have been incurred on a stand-alone basis.

6. Financial Instruments

   The company's financial instruments consist primarily of cash and cash equivalents, short-term advances to Parent, accounts receivable, long-term investments, accounts payable, debt, letters of credit and derivative financial instruments.

   The notional amounts of the derivative financial instruments were as follows ($ in millions):

                                                                  September 30,
                                                                  -------------
                                                                   2000   1999
                                                                  ------ ------
     Foreign currency exchange contracts......................... $  --  $ 16.2
     Forward commodity contracts.................................   17.7   20.7
     Interest rate swaps.........................................    5.7    9.2

   While it is not the Company's intention to terminate the above derivative financial instruments, fair values were estimated, based on quotes from brokers and market rates, which represented the amounts that the Company would receive or pay if the instruments were terminated at the balance sheet dates. These fair values indicated that the termination of foreign currency exchange contracts, forward commodity contracts and interest rate swaps at September 30, 2000 and 1999 would have resulted in a $1.9 million gain and $2.7 million gain, respectively.

   The fair value of cash and cash equivalents, short-term advances to Parent, accounts receivable, long-term investments and accounts payable approximated book value at September 30, 2000 and 1999. The fair value of debt was approximately $639.9 million (book value of $655.7 million) and $610.0 million (book value of $610.5 million) at September 30, 2000 and 1999, respectively, based on discounted cash flow analyses using then current interest rates. Letters of credit are posted by the Company in accordance with the performance provisions of contracts, and include both performance bonds and advance payment bonds. The Company pays the commissions on the letters of credit and records these payments as contract costs. At September 30, 2000, the Company's total available letters of credit amounted to approximately $569 million, of which none has been drawn upon.

                                   TYCOM LTD.

6. Financial Instruments (Continued)


   Certain other financial instruments may present market and credit risks. At September 30, 2000, three customers comprised approximately 78% of total accounts receivable of the Company, and at September 30, 1999, one customer comprised approximately 52% of total accounts receivable. The Company mitigates such concentrations of credit risk through a review of a customer's credit history before extending credit and evaluating the customer's ability to perform obligations under its agreement. The Company does not expect its customers to fail to meet their obligations under contracts given their credit rating or the financing in place for the applicable contracts. In addition, the Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information. The Company does not require collateral or other security to be furnished by the counterparties to its financial instruments.

7. Income Taxes

   The Company's consolidated financial statements reflect a provision for income taxes based on income as if the Company had been subject to income tax on a stand-alone basis prior to its IPO. The income tax provision was computed in accordance with SFAS No. 109, "Accounting for Income Taxes," and is based on current tax rates.

   The provision for income taxes and the reconciliation between the United States federal income taxes at the statutory rate on consolidated income before taxes and the Company's income tax provision are as follows ($ in millions):

                                                             Year Ended
                                                           September 30,
                                                         --------------------
                                                          2000   1999   1998
                                                         ------  -----  -----
     U.S. federal income taxes at the statutory rate.... $173.5  $99.5  $88.3
     Adjustments to reconcile to the Company's income
      tax provision:
     U.S. state income tax provision, net...............   22.3   14.9   11.6
     Non U.S. net earnings..............................  (16.5)  (1.9)  (0.8)
     Nondeductible charges..............................    5.6    1.2    1.1
     Foreign sales corporation benefit..................  (10.0)  (1.8)  (8.3)
     Research and development benefit...................   (0.5)  (0.5)  (0.7)
     Other..............................................    8.5    --     --
                                                         ------  -----  -----
     Provision for income taxes.........................  182.9  111.4   91.2
     Deferred provision (benefit).......................  (17.8)  41.8   (8.4)
                                                         ------  -----  -----
     Current provision.................................. $200.7  $69.6  $99.6
                                                         ======  =====  =====

   The provisions for fiscal 2000, fiscal 1999 and fiscal 1998 included $13.9 million, $0.3 million, and $0 million for non-U.S. income taxes, and the non-U.S. component of income before income taxes was $87.1 million, $6.1 million and $2.2 million, respectively.

                                   TYCOM LTD.

7. Income Taxes (Continued)


   The deferred income tax balance sheet accounts result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The components of the net deferred income tax asset are as follows ($ in millions):

                                                                  September 30,
                                                                  -------------
                                                                   2000   1999
                                                                  ------ ------
     Deferred tax assets:
       Inventories............................................... $  5.3 $  6.9
       Accrued liabilities and reserves..........................   60.5   32.5
       Accrued postretirement benefit obligation.................    2.6    2.4
       In-process research and development.......................   99.0  107.4
       Other.....................................................    9.3    0.3
                                                                  ------ ------
                                                                   176.7  149.5
                                                                  ====== ======
     Deferred tax liabilities:
       Property, plant and equipment.............................    --    (1.4)
       Amortization..............................................    0.5    1.5
                                                                  ------ ------
                                                                     0.5    0.1
                                                                  ------ ------
     Net deferred income tax asset............................... $176.2 $149.4
                                                                  ====== ======

   The Company entered into a tax indemnification agreement with Parent in which Parent has agreed to indemnify the Company against all of its U.S. and non-U.S. income tax liabilities for periods prior to the IPO to the extent these liabilities are in excess of the income taxes previously paid or accrued as an expense with respect to such periods. Pursuant to this agreement, Parent will have the right to control all audits and contests relating to the indemnified taxes. Although Parent agreed to indemnify the Company against these tax liabilities, the Company will nonetheless be liable for such taxes in the event that they are not discharged by Parent. Parent has not indemnified the Company against, and the Company will remain responsible for, all of its non-income tax liabilities for periods prior to the IPO as well as all of its income and non-income tax liabilities for periods after the IPO.

8. Preference Shares

   The Company has authorized 600,000,000 preference shares of $1 par value, none of which was outstanding at September 30, 2000 or 1999. Rights as to dividends, return of capital, redemption, conversion and voting, among others, may be determined by the Board of Directors of the Company on or before the time of issuance. In the event of the liquidation of the Company, the holders of any preference shares then outstanding would be entitled to payment to them of the amount for which the preference shares were subscribed and any unpaid dividends, prior to any payment to the common shareholders.

9. Stock-Based Compensation Plans

   Stock Options--In August 2000, the Company established the TyCom Ltd. Long Term Incentive Plan ("the Plan"), under which 51,113,043 common shares have been reserved for issuance. The Plan is administered by the Compensation Committee of the Board of Directors of the Company, which consists of independent directors of the Company. Options are generally granted to purchase common shares at prices which are equal to or greater than the market price of the common shares on the date the option is granted. Conditions of vesting are determined at the time of grant. Options granted under the Plan generally vest over a three-year period from the date of grant and have a maximum term of ten years.

                                   TYCOM LTD.

9. Stock-Based Compensation Plans (Continued)


   During fiscal 2000, the Company established the TyCom Ltd. Founders Share Option Program, which provided grants of options to certain employees at a price equal to or greater than the offering price in the Company's IPO. A total of 800,000 shares have been reserved for issuance pursuant to options that have been or may be granted under the Founders Share Option Program. At September 30, 2000 there were approximately 30 million shares available for future option grants under these plans.

   Prior to its incorporation in March 2000, the Company had no employee stock option plan; however, certain employees of the Company were granted stock options under the Tyco International Ltd. Long Term Incentive Plan. Options were granted under this plan to purchase common shares of Tyco at prices which were equal to or greater than the market price of the common shares on the date the options were granted. Conditions of vesting were determined at the time of grant. Options granted to employees of the Company under the Tyco Long Term Incentive Plan generally vest and become exercisable over periods of up to five years from the date of grant and have a maximum term of ten years. At September 30, 2000, approximately 2.4 million Tyco options held by employees of the Company were outstanding, approximately 1.1 million of which were exercisable.


   Option activity for TyCom's stock option plans since they were established is as follows:

                                                                    Weighted
                                                                    Average
                                                    Outstanding  Exercise Price
                                                    -----------  --------------
     At September 30, 1999.........................        --        $  --
     Granted....................................... 21,671,150        32.01
     Exercised.....................................        --           --
     Canceled......................................    (64,100)       32.01
                                                    ----------       ------
     At September 30, 2000......................... 21,607,050       $32.01
                                                    ==========       ======

   The following table summarizes information about outstanding options at September 30, 2000:

                                             Options Outstanding
                                 --------------------------------------------------------
                                                                               Weighted
                                                         Weighted               Average
                                                         Average               Remaining
             Range of              Number                Exercise             Contractual
         Exercise Prices         Outstanding              Price               Life-Years
         ---------------         -----------             --------             -----------
              $32.00             21,580,250               $32.00                  9.7
          32.01 to  44.62            26,800                42.10                  9.7
                                 ----------
           Total                 21,607,050
                                 ==========

   There were no options exercisable as of September 30, 2000.

   SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), allows companies to measure compensation cost in connection with executive share option plans using a fair value based method, or to continue to use an intrinsic value based method which generally does not result in a compensation cost. TyCom has decided to continue to use the intrinsic value based method and, accordingly, no compensation cost has been recorded in these consolidated financial statements. Had the fair value based method been adopted for the stock options awarded to the Company's employees under both the Company's and the Parent's stock

                                   TYCOM LTD.

9. Stock-Based Compensation Plans (Continued)

option plans pursuant to the provisions of SFAS 123, the Company's pro forma net income would have been as follows:

                                                      Year ended September 30,
                                                     --------------------------
                                                       2000     1999     1998
                                                     -------- -------- --------
     Net income--pro forma (in millions)............ $  277.2 $  155.4 $  148.8
     Earnings per common share--pro forma:
       Basic........................................     0.60     0.35     0.33
       Diluted......................................     0.60     0.35     0.33

   The estimated weighted-average fair value of options granted to the Company's employees during fiscal 2000 under the TyCom plan was $17.47 on the date of grant. The estimated weighted-average fair value of options granted to the Company's employees during fiscal 2000, fiscal 1999 and fiscal 1998 under the Tyco plan was $15.88, $11.08 and $7.68, respectively, on the date of grant. The weighted-average fair values were calculated using the Black-Scholes option-pricing model and the following weighted-average assumptions:

                                     TyCom                Tyco
                                   ---------  -------------------------------
                                     2000       2000       1999       1998
                                   ---------  ---------  ---------  ---------
     Expected stock price
      volatility..................        60%        36%        30%        22%
     Risk free interest rate......      6.19%      6.53%       4.8%       5.6%
     Expected annual dividend
      yield per share.............       --       $0.05      $0.05      $0.05
     Expected life of options..... 4.5 years  5.0 years  4.9 years  5.0 years

   The effects of applying SFAS 123 in this pro forma calculation are not necessarily indicative of what the effects may be in future years.

   Employee Share Purchase Plan--During fiscal 2000, TyCom established an employee share purchase plan for TyCom common shares, which is available to substantially all full-time employees of the Company. The Company matches a portion of the employee contribution by contributing an additional 15% of the amount paid by the employee. All shares purchased under the plan are purchased on the open market by a designated broker.

   Substantially all full-time employees of the Company are also eligible to participate in Tyco's employee stock purchase plan. Eligible employees authorize payroll deductions to be made for the purchase of shares. TyCom matches a portion of the employee contribution by contributing an additional 15% of the amount paid by the employee. All shares purchased under the plan are purchased on the open market by a designated broker.

   Restricted Stock--Certain executives of the Company participate in Tyco's restricted stock ownership plan. Common shares are awarded subject to certain performance-based criteria with vesting varying over periods of up to ten years.

   The total compensation cost expensed for all stock-based compensation awards was $1.4 million, $2.8 million and $1.3 million for fiscal 2000, fiscal 1999, and fiscal 1998, respectively.

10. Commitments and Contingencies

   The Company occupies certain facilities under leases that expire at various dates through 2025. Rental expense under these leases and a lease for a ship was $15.7 million, $13.5 million and $12.0 million for fiscal 2000, fiscal 1999 and fiscal 1998, respectively. At September 30, 2000, the minimum lease payment obligations under noncancelable operating leases were as follows: $39.5 million in fiscal 2001, $48.2 million in fiscal 2002, $43.9 million in fiscal 2003, $43.2 million in fiscal 2004, $43.2 million in fiscal 2005 and an aggregate of $123.4 million in fiscal years 2006 through 2025.

                                  TYCOM LTD.

10. Commitments and Contingencies (Continued)


   In July 2000, the Company entered into a joint venture with, among other investors, C2C AsiaPac Pte. Ltd. and committed to fund approximately $140 million for a 15% ownership interest in C2C Pte. Ltd. See Note 3.

   In the normal course of business, the Company is liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect the Company's financial position or results of operations. Also, in the normal course of business, the Company enters into construction contracts providing for assessment of damages for nonperformance or delays in completion. Claims may be brought against the Company by customers alleging such deficiencies. At September 30, 2000, $16.0 million for liquidated damages is included in accrued expenses and other current liabilities in the Consolidated Balance Sheet.

   The Company is aware of contamination at certain of its properties. In particular, one of its facilities is the subject of cleanup under the New Jersey Industrial Site Recovery Act. In connection with the sale of its submarine system business to Tyco, AT&T assumed all responsibility and costs for the cleanup of contamination at this property and has also agreed to indemnify the Company in the event that the Company incurs any other costs related to this cleanup. In addition, the Company has been named as a potentially responsible party under the United States Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, more commonly known as Superfund, at a site in New Hampshire. The Company is one of a group of parties that is participating in the investigation and cleanup of this site. The Company believes that any costs or liabilities in connection with these or any other sites will not materially adversely affect its business, results of operations or financial condition.

   Tyco Submarine Systems Ltd./Global Crossing Litigation. On May 22, 2000, Global Crossing Ltd. and its subsidiary, South American Crossing (Subsea) Ltd., filed a complaint against TyCom (US) Inc. (formerly known as Tyco Submarine Systems Ltd.) in the United States District Court for the Southern District of New York.

   The complaint alleges that, in connection with the development of a South American subsea cable system to be owned by South American Crossing (Subsea) Ltd., TyCom (US) Inc. misappropriated trade secrets, committed fraud, breached several alleged agreements, and defamed South American Crossing (Subsea) Ltd. Plaintiffs seek damages, including punitive damages, in excess of $1 billion, attorneys' fees and costs, and declarative and injunctive relief.

   On June 13, 2000, TyCom (US) Inc. answered the complaint, denying its material allegations and raising various defenses to plaintiffs' claims. Additionally, TyCom (US) Inc. has asserted counterclaims that South American Crossing (Subsea) Ltd., at the instance of plaintiff Global Crossing Ltd., breached the parties' construction contract. TyCom (US) Inc. seeks damages of not less than $150 million and attorneys' fees and costs, as well as declarative relief. On July 5, 2000 plaintiffs replied to the counterclaims and denied the material allegations therein. On August 31, 2000, TyCom (US) Inc. amended its answer and counterclaims, adding a defense and eliminating a counterclaim. Plaintiffs replied to the amended counterclaims on September 14, 2000, denying the material allegations therein.

   The Court has set February 28, 2001, as the date for completion of all party and third-party fact discovery.

   Tyco Submarine Systems Ltd./Global Crossing Arbitration. On May 22, 2000, Atlantic Crossing Ltd., GT Landing Corp., GT U.K. Ltd., Global Telesystems GmbH, and GT Netherlands BV (all subsidiaries of Global Crossing Ltd.) filed a claim against TyCom (US) Inc. (formerly known as Tyco Submarine Systems Ltd.) under the international rules of the American Arbitration Association. In the notice of arbitration, claimants assert that TyCom (US) Inc. breached an alleged duty of loyalty and three agreements between the

                                   TYCOM LTD.

10. Commitments and Contingencies (Continued)

parties relating to the Atlantic Crossing-1 subsea cable system. Claimants seek unspecified monetary damages and declarative and injunctive relief. The parties have since agreed to terminate one of the agreements at issue (the operations, administration and maintenance agreement) for a payment of approximately $19 million to TyCom (US) Inc., for mutual releases and a dismissal from the arbitration of claims arising out of that agreement, which has been reflected in the Consolidated Statement of Operations for the year ended September 30, 2000.

   On June 22, 2000, TyCom (US) Inc. responded to claimants' notice of arbitration, maintaining that the claims therein are baseless, both in law and fact, and asserting that claimants have breached each of the parties' agreements by refusing to pay certain costs, expenses, and commissions due and owing to TyCom (US) Inc. TyCom (US) Inc. seeks the denial of all relief sought by claimants, full disclosure and an accounting of certain contracts, damages of more than $188 million, and an award of interest and other costs. On July 24, 2000 claimants replied to TyCom (US) Inc.'s statement of defenses and arbitration counterclaims, denying the material allegations therein.

   On August 11, 2000, the American Arbitration Association confirmed the appointment of three arbitrators to hear this matter (the "Panel"). Hearings in the arbitration commenced on December 18, 2000. Pursuant to the parties' sales agency and commission sharing agreement, the Panel also directed the parties to agree on an independent auditor and specified the scope of access to be afforded to the auditor. On September 19, 2000, the parties informed the Panel that they had selected an independent auditor who is examining the amount of sales commissions owing to TyCom (US) Inc. under the parties' agreements.

   Tyco International Ltd., TyCom (US) Inc.'s ultimate parent company, has agreed to indemnify TyCom (US) Inc. for certain losses and expenses with respect to the claims brought in these litigation and arbitration proceedings, excluding losses and expenses arising out of any award of injunctive relief. Tyco and TyCom (US) Inc. are vigorously defending against the claims brought by Global Crossing Ltd. and its affiliates, and TyCom is prosecuting its counterclaims aggressively in both the litigation and arbitration proceedings.

   Tyco Submarine Systems Ltd./IDT.

   On October 10, 2000, Tyco Group (S.a.r.l.), TyCom (US) Inc., Tyco International Ltd., Tyco International (US) Inc., and TyCom Ltd. entered into a Settlement Agreement with IDT Europe B.V.B.A. and IDT Corporation which encompasses all actual and potential claims asserted in the actions before the United States District Court for the District of New Jersey, the Supreme Court of the State of New York, County of New York, and the Supreme Court of New Jersey, Law Division, Morris County. Under the terms of the Settlement Agreement, TyCom Ltd. granted IDT Europe B.V.B.A. rights to use a certain limited amount of capacity on the transatlantic and transpacific segments of the first phase of the TGN free of charge, which has been reflected in the Consolidated Statements of Operations for the year ended September 30, 2000.

   Asbestos litigation. TyCom Integrated Cable Systems Inc. (formerly known as Simplex Technologies Inc.), has been named as a defendant in nearly one hundred asbestos personal injury cases involving a total of 3,400 individual plaintiffs. Two New Jersey cases were tried in October 1996 and December 1997, respectively, in which juries found TyCom Integrated Cable Systems, Inc. without any liability. In defense of these cases, TyCom Integrated Cable Systems, Inc. established that, for all periods relevant to the litigation, the wire and cable products produced by TyCom Integrated Cable Systems, Inc. did not contain asbestos. By early 1999, all the remaining litigation had been dismissed summarily by the court or voluntarily by the plaintiffs. TyCom Integrated Cable Systems, Inc. was named in several new cases in late 1999 and early 2000. TyCom believes that these cases will be dismissed and is determined to resist the claims aggressively and to refuse even nominal settlement demands.

                                   TYCOM LTD.

10. Commitments and Contingencies (Continued)


   TyCom Integrated Cable Systems, Inc. has been reimbursed by its insurance carriers for all defense fees and costs incurred by it in connection with this litigation, and the carriers are currently paying the defense fees and costs on the remaining active cases.

   Patent Infringement Claim. On October 3, 2000, The Board of Trustees of the Leland Stanford Junior University and Litton Systems, Inc. ("Plaintiffs") filed a complaint for infringement of United States Patent No. 4,859,016 ("the "016 patent") in the United States District Court for the Central District of California Western Division (Case No. 00-10584) in which TyCom Ltd. and two of its subsidiaries are amongst the named fifteen defendants. The complaint alleges infringement of the "016 patent and asks the Court for damages of not less than a reasonable royalty amount and injunctive relief. None of the TyCom companies have been formally served with the complaint and, therefore, none have filed answers responding to the allegations. TyCom and its two named subsidiaries believe the complaint is without merit and intend on vigorously defending against the claims.

   Other Proceedings. TyCom is a defendant in a number of other pending legal proceedings incidental to present and former operations, including various workers' compensation and personal injury claims. The Company does not expect the outcome of these proceedings, either individually or in the aggregate, to have a material adverse effect on its financial position, results of operations or liquidity.

11. Earnings Per Common Share

   TyCom's capital structure was established immediately prior to the initial public offering of its common shares in July 2000. In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 98, the capitalization of common shares has been retroactively reflected for the purposes of presenting earnings per share for the years ended September 30, 1999 and 1998.

   The following table presents the calculation of basic and diluted earnings per common share ($ in millions, except per share data):

                                                           Year Ended September
                                                                   30,
                                                           --------------------
                                                            2000   1999   1998
                                                           ------ ------ ------
     Net income........................................... $303.3 $163.0 $152.0
                                                           ====== ====== ======
     Weighted-average shares--basic.......................  462.4  450.0  450.0
     Effect of dilutive securities:
      Employee share options..............................    0.6    --     --
                                                           ------ ------ ------
     Weighted-average shares--diluted.....................  463.0  450.0  450.0
                                                           ====== ====== ======
     Earnings per common share--basic..................... $ 0.66 $ 0.36 $ 0.34
                                                           ====== ====== ======
     Earnings per common share--diluted................... $ 0.66 $ 0.36 $ 0.34
                                                           ====== ====== ======

   The computation of diluted earnings per common share in fiscal 2000 excludes the effect of the assumed exercise of 19,600 stock options that were outstanding as of September 30, 2000 because the effect would be anti-dilutive.

                                   TYCOM LTD.

12. Parent Company Investment

   Transactions and activity between the Company and Parent that related to shareholders' equity accounts prior to the IPO were recorded on the balance sheet as Parent company investment. Concurrent with the IPO on July 27, 2000, the Parent company investment was recapitalized. The changes in the Parent company investment account are as follows ($ in millions):

                                                              Year Ended
                                                             September 30,
                                                            ------------------
                                                             2000       1999
                                                            -------    -------
     Balance at beginning of period.......................  $ 501.3    $ 213.7
     Net income...........................................    244.4(i)   163.0
     Business acquisition contributed by Parent...........      --       280.0
     Dividend to Parent for payment of contributed
      business............................................      --      (280.0)
     Dividend to Parent for accumulated investment balance
      prior to IPO........................................   (550.0)       --
     Net transfers from Parent for business operations....     19.1      124.6
     Recapitalization from Parent at initial public
      offering............................................   (214.8)       --
                                                            -------    -------
     Balance at end of period.............................  $   --     $ 501.3
                                                            =======    =======

--------
(i) Net income is for the period from October 1, 1999 through July 27, 2000, the IPO date.

13. Related Party Transactions

   The Company purchases various operational services, such as fire protection and engineering, and certain of the components for its manufactured products, such as wire and circuit boards, from subsidiaries of Tyco at prices which approximate market. Purchases from related parties were $37.1 million, $16.4 million, and $2.7 million during fiscal 2000, fiscal 1999 and fiscal 1998, respectively. Amounts due under these trade activities were $1.5 million and $2.1 million as of September 30, 2000 and 1999, respectively, and are included in accounts payable in the Consolidated Balance Sheets.

   Short-term loans have been provided by the Parent to fund the purchase of significant expenditures related to construction contracts. These expenditures are generally expensed to cost of product sales in accordance with the Company's revenue recognition policy. The short-term loans are repaid when the Company receives payment for customer contracts. Amounts outstanding under these types of short-term loans were $10.4 and $6.7 million at September 30, 2000 and 1999, respectively, and are included in accrued expenses and other current liabilities in the Consolidated Balance Sheets. The weighted-average interest rate on short-term loans from Parent as of September 30, 2000 was 10.9%. See Notes 4 and 5 for a discussion of loans from Parent included in long-term debt and interest expense, respectively. See Note 1 for a description of the services agreement between TyCom and Parent and fees payable by TyCom thereunder and information with respect to short-term advances to and from Parent.

   The Company recorded a non-recurring charge of $13.1 million related to certain costs in connection with the IPO, which has been paid as a capital contribution from Parent.

14. Retirement Plans

   The Company adopted SFAS No. 132, "Employers' Disclosures about Pensions and other Postretirement Benefits," which revises financial statement disclosure requirements for pension and other postretirement benefit plans but does not change the measurement or recognition of those plans.

   Defined Benefit Pension Plans--The Company participates in a noncontributory defined benefit retirement plan covering certain of its unionized U.S. employees. Company contributions are based on periodic actuarial valuations which use the projected unit credit method of calculation and are charged to the consolidated statements of operations on a systematic basis over the expected average remaining service lives of current

                                   TYCOM LTD.

14. Retirement Plans (Continued)

employees. The net pension expense is assessed in accordance with the advice of professionally qualified actuaries or is based on subsequent formal reviews for that purpose. The Company's funding policy is to make annual contributions to the extent such contributions are tax deductible as actuarially determined. The benefits under the defined benefit plan are based on years of service and compensation.

   The net periodic pension cost for the Company's defined benefit pension plan includes the following components ($ in millions):

                                                                 Year Ended
                                                               September 30,
                                                               ----------------
                                                               2000  1999  1998
                                                               ----  ----  ----
      Service cost............................................ $0.2  $0.6  $0.5
      Interest cost...........................................  0.1   0.1   0.1
      Expected return on plan assets.......................... (0.1) (0.1)  --
                                                               ----  ----  ----
      Net periodic pension cost............................... $0.2  $0.6  $0.6
                                                               ====  ====  ====

   The net pension cost recognized at September 30, 2000 and 1999 for the Company's defined benefit pension plan is as follows ($ in millions):

                                                                September 30,
                                                                --------------
                                                                 2000    1999
                                                                ------  ------
      Change in benefit obligation
      Benefit obligation at beginning of year.................. $  2.2  $  1.8
      Service cost.............................................    0.1     0.6
      Interest cost............................................    0.1     0.1
      Actuarial loss (gain)....................................    0.3    (0.3)
                                                                ------  ------
      Benefit obligation at end of year........................ $  2.7  $  2.2
                                                                ======  ======
      Change in plan assets
      Fair value of plan assets at beginning of year........... $  1.0  $  0.5
      Actual return on plan assets.............................    0.1     0.1
      Employer contributions...................................    0.4     0.4
      Administrative expenses paid.............................   (0.1)    --
                                                                ------  ------
      Fair value of plan assets at end of year................. $  1.4  $  1.0
                                                                ------  ------
      Funded status............................................ $ (1.3) $ (1.2)
      Unrecognized net actuarial loss (gain)...................    0.2    (0.1)
                                                                ------  ------
      Net amount recognized.................................... $ (1.1) $ (1.3)
                                                                ======  ======
      Amounts recognized in statement of financial position
      Accrued benefit liability................................ $ (1.3) $ (1.3)
      Accumulated other comprehensive income...................    0.2     --
                                                                ------  ------
      Net amount recognized.................................... $ (1.1) $ (1.3)
                                                                ======  ======
      Weighted average assumptions as of September 30,           2000    1999
                                                                ------  ------
      Discount rate............................................   8.00%   7.75%
      Expected return on plan assets...........................   9.75%   8.50%
      Rate of compensation increase............................   4.40%   4.50%

   The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $2.7 million, $2.7 million and $1.4 million, respectively, as of September 30, 2000 and $2.2 million, $2.1 million and $1.0 million, respectively, as of September 30, 1999.

                                   TYCOM LTD.

14. Retirement Plans (Continued)


   Defined Contribution Retirement Plans--Certain employees of the Company participate in TyCom's defined contribution 401(k) matching plan and defined contribution supplemental pension plan. Contributions by the Company for these defined contribution plans are computed based on a percentage of participants' compensation, and the combined expense recorded for these plans was $10.1 million, $6.3 million and $4.7 million for fiscal 2000, fiscal 1999 and fiscal 1998, respectively.

   Post-retirement Benefit Plans--The Company provides post-retirement medical and life insurance coverage to certain of its employees.

   Net periodic post-retirement benefit cost reflects the following components ($ in millions):

                                                               Year Ended
                                                              September 30,
                                                            -------------------
                                                            2000   1999   1998
                                                            -----  -----  -----
      Service cost (with interest)......................... $ 0.2  $ 0.2  $ 0.3
      Interest cost........................................   0.4    0.4    0.3
      Amortization of prior service cost...................  (0.1)  (0.1)  (0.1)
                                                            -----  -----  -----
      Net periodic post-retirement benefit cost............ $ 0.5  $ 0.5  $ 0.5
                                                            =====  =====  =====

   The components of the accrued post-retirement benefit obligation, all of which are unfunded, are as follows ($ in millions):

                                                                September 30,
                                                                --------------
                                                                 2000    1999
                                                                ------  ------
      Benefit obligation at beginning of year.................. $  5.1  $  5.6
      Service cost.............................................    0.2     0.2
      Interest cost............................................    0.4     0.4
      Actuarial gain...........................................    --     (0.9)
      Expected net benefits paid...............................   (0.2)   (0.2)
                                                                ------  ------
      Benefit obligation at end of year........................ $  5.5  $  5.1
                                                                ------  ------
      Funded status............................................ $ (5.5) $ (5.1)
      Unrecognized net gain....................................   (0.8)   (0.7)
      Unrecognized prior service cost..........................   (0.8)   (0.9)
                                                                ------  ------
      Accrued post-retirement benefit liability................ $ (7.1) $ (6.7)
                                                                ======  ======

   For measurement purposes, in fiscal 2000, an 8.15% composite annual rate of increase in the per capita cost of covered health care benefits was assumed. The rate was assumed to decrease gradually to 5.00% by the year 2008 and remain at that level thereafter. The health care cost trend rate assumption may have a significant effect on the amounts reported. A one-percentage-point change in assumed healthcare cost trend rates would have the following effects ($ in millions):

                                                1-Percentage-  1-Percentage-
                                                Point Increase Point Decrease
                                                -------------- --------------
      Effect on total of service and interest
       cost components.........................       --             --
      Effect on post-retirement benefit
       obligation..............................      $0.1          $(0.1)

   The weighted average discount rate used in determining the accumulated post-retirement benefit obligation was 8.00% and 7.75% at September 30, 2000 and 1999, respectively.

                                   TYCOM LTD.

15. Consolidated Geographic Data

   Selected information by geographic area is presented below. Net revenue, including work performed in international waters, is presented based on the jurisdiction of incorporation of the Company's customers. For consortium projects, net revenue is attributed on the basis of the jurisdiction of incorporation of the lead customer ($ in millions).

                                                             Year Ended
                                                           September 30,
                                                     --------------------------
                                                       2000     1999     1998
                                                     -------- -------- --------
     Net revenue:
       United States................................ $  225.3 $  442.3 $  315.6
       Bermuda......................................  1,416.9    807.9    618.5
       Other Americas...............................    723.9    100.1     87.0
       Europe--Africa--Middle East..................     82.5    145.5    131.9
       Asia--Pacific................................     91.1    141.8    128.6
                                                     -------- -------- --------
                                                     $2,539.7 $1,637.6 $1,281.6
                                                     ======== ======== ========

   As of September 30, 2000 and 1999, approximately $268 million and $300 million, respectively, of total long-lived assets were located in Spain. Substantially all of the remaining assets of the Company were located in the United States. In fiscal 1998, substantially all of the Company's assets were located in the United States.

16. Supplementary Balance Sheet Information

   Selected supplementary balance sheet information is presented below ($ in millions).

                                                                September 30,
                                                                 2000     1999
                                                                -------  ------
      Inventories:
        Purchased materials and manufactured parts............. $ 106.2  $ 66.9
        Work in process........................................    17.3    40.3
        Finished goods.........................................     6.0     1.5
                                                                -------  ------
                                                                $ 129.5  $108.7
                                                                =======  ======
      Property, Plant and Equipment
        Land................................................... $   7.5  $  2.9
        Buildings..............................................    57.6    40.3
        Machinery and equipment................................   290.2   197.1
        Ships and submersibles.................................   310.4   326.5
        Leasehold improvements.................................    11.7     7.5
        Construction in process................................   119.5    38.8
        Accumulated depreciation...............................  (203.8) (148.7)
                                                                -------  ------
                                                                $ 593.1  $464.4
                                                                =======  ======

     Accrued expenses and other current liabilities include the following:

        Accrued warranties and liquidated damages................. $123.2 $84.1
                                                                   ====== =====

                                   TYCOM LTD.

17. Supplementary Income Statement Information

   In fiscal 2000, four projects comprised 72% of total net revenue of the Company. In fiscal 1999, four projects comprised 60% of total net revenue of the Company, and in fiscal 1998, one project comprised 40% of total net revenue.

18. Summarized Quarterly Financial Data (Unaudited)

   Summarized quarterly financial data are presented below (in millions, except per share data).

                                                  Year Ended September 30, 2000
                                                 -------------------------------
                                                   1st     2nd     3rd     4th
                                                  Qtr.    Qtr.    Qtr.    Qtr.
                                                 ------- ------- ------- -------
   Net revenue.................................. $629.2  $646.6  $676.4  $587.5
   Operating income.............................  102.7   117.5   151.9   126.5
   Net income...................................   63.0    72.2    88.7    79.4
   Basic earnings per common share.............. $  0.14 $  0.16 $  0.20 $  0.16
   Diluted earnings per common share............    0.14    0.16    0.20    0.16
                                                  Year Ended September 30, 1999
                                                 -------------------------------
                                                   1st     2nd     3rd     4th
                                                  Qtr.    Qtr.    Qtr.    Qtr.
                                                 ------- ------- ------- -------
   Net revenue.................................. $335.8  $363.5  $431.6  $506.7
   Operating income.............................   81.2    81.3    87.4    73.7
   Net income...................................   40.7    36.7    44.6    41.0
   Basic earnings per common share.............. $  0.09 $  0.08 $  0.10 $  0.09
   Diluted earnings per common share............    0.09    0.08    0.10    0.09

19. Subsequent Event

   On October 31, 2000, TyCom entered into an agreement that enables it to lease six vessels to be constructed and owned by a third party. The Company entered into operating lease agreements for the use of the vessels to install and maintain submarine cable systems, beginning on the delivery date of each vessel and ending on or before October 2006. The Company may, at its option, purchase each vessel during or at the end of the lease term for 100% of the then outstanding amounts expended by the lessor. If the Company does not exercise the purchase option, the Company has guaranteed to pay the lessor the difference between approximately 84% of each ship's cost of construction and the value it would receive by selling each ship to another third party. The total minimum rental commitment under the non-cancelable leases is approximately $126.5 million for the period fiscal 2002 through 2006.

   On December 8, 2000, TyCom entered into an agreement with C2C to purchase one dark fiber pair on the C2C cable system for $410 million. In addition, C2C agreed to purchase from TyCom a half-fiber pair and related equipment on the Pacific segment of the TGN for $320 million. Initial down payments on both agreements are scheduled to be made in December 2000 with subsequent payments in 2001 and 2002.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

   We were incorporated on March 8, 2000 as a Bermuda company and a wholly-owned indirect subsidiary of Tyco International Ltd. to serve as the holding company for its undersea fiber optic cable communications business.

   Our consolidated financial statements included elsewhere in this Form 10-K include TyCom Integrated Cable Systems Inc. (formerly Simplex Technologies, Inc.), acquired by Tyco in 1974, for all periods presented. Our consolidated financial statements also include TyCom (US) Inc. (formerly Tyco Submarine Systems Ltd., formerly AT&T's submarine systems business, acquired by Tyco on July 1, 1997) and Telecomunicaciones Marinas, S.A., known as Temasa, acquired by Tyco on May 18, 1999. Tyco Submarine Systems Ltd. and Telecommunicaciones Marinas, S.A. ("Temasa") are included in the consolidated financial statements from their respective dates of acquisition.

Overview

   We are a leading independent provider of undersea fiber optic networks and services, engaged in the design, engineering, manufacture, installation and maintenance of those networks. We are applying our capabilities to construct our own global undersea fiber optic network, known as the TyCom Global Network ("TGN"), and to sell our bandwidth capacity to others.

   We expect revenue through fiscal 2001 to be derived principally from designing, building and installing systems and providing maintenance and service to customers. Following the completion of the transatlantic portion of the first phase of the TGN in the second half of calendar 2001, we expect our primary revenue source to be the sale of bandwidth capacity on the TGN. We plan to continue to provide our products and services to others while deploying the TGN. During construction of the transatlantic portion of the TGN, which began in the fourth quarter of fiscal 2000, revenues and operating income may decrease. During the same period, operating expenses are expected to increase due to building our infrastructure, including network operations, sales and marketing, research and development and administration.

   For information regarding certain accounting pronouncements and interpretations that could impact revenue recognition, see Accounting and Technical Pronouncements on page 53.

Results of Operations

   Net income before non-recurring charges was $313.8 million in fiscal 2000, compared to $163.0 million in fiscal 1999. After giving effect to non-recurring charges, net income for fiscal 2000 was $303.3 million. Net income for fiscal 2000 included an after-tax charge of $10.5 million ($13.1 million pretax) consisting of certain non-recurring costs associated with the initial public offering ("IPO"). The operating results, which are presented in accordance with Generally Accepted Accounting Principles in the United States ("GAAP"), are supplemented by a discussion of earnings before interest, income taxes, depreciation and amortization ("EBITDA"). As the operations of our business transition to deploying the TGN and selling bandwidth capacity, we will use EBITDA as one of our key indicators of performance. EBITDA is commonly used in the communications industry to analyze companies on the basis of operating performance. EBITDA, however, should not be considered an alternative to operating or net income as an indicator of the performance of our business, or as an alternative to cash flows from operating activities as a measure of liquidity, in each case determined in accordance with GAAP.

   When we make an acquisition, the acquired company is immediately integrated with our existing operations. Consequently, we do not separately track the operating results of acquired companies. The discussion below includes estimated revenue comparisons that exclude the effects of acquisitions.

   Cost of product sales and services include all direct project and maintenance costs, including manufacturing, marine installation, cable station equipment and related installation costs, project management and engineering support costs. Operating expenses include costs associated with sales and marketing, research and development, and general and administrative expenses. General and administrative expenses include executive, legal, finance, human resources, information technology and service charges from Tyco. See Note 1 to the Consolidated Financial Statements for further discussion of the service charges from Tyco.

Fiscal 2000 Compared to Fiscal 1999

 Revenues

   Net revenue increased 55.1% during fiscal 2000 to $2.54 billion from $1.64 billion in fiscal 1999. Revenue from product sales increased $926.4 million to $2.38 billion in fiscal 2000. The primary reasons for revenue growth in product sales were increases in the revenues recognized on SAm-1 (an increase of $689 million), Hibernia (an increase of $488 million) and Yellow (an increase of $242 million), partially offset by China-US (a decrease of $168 million), Americas II (a decrease of $128 million) and other smaller decreases relating to various contracts. The SAm-1 system was contracted in July 1999 and connects major telecommunications centers around South America. The Hibernia system was contracted in June 1999 and consists of a 12,300 kilometer four fiber pair ring between the United States, Canada, the United Kingdom and Ireland. The Yellow system was contracted in June 1999 and consists of a 6,150 kilometer point-to-point transatlantic system connecting the United States and the United Kingdom. China-US was contracted in December 1997 and connects the United States and China. The Americas II system was contracted in February 1998 and connects South America, the Caribbean and the United States.

   Service revenue was $163.3 million for the year ended September 30, 2000 compared to $187.6 million in fiscal 1999. Service revenue decreased from the prior year primarily due to a decline of $53.0 million in capacity sales commissions related to the Atlantic Crossing-1 project. Excluding sales commissions, service revenue increased $28.7 million or 21.3%, including $9.7 million associated with the acquisition of Temasa.

   Total net revenue increased in part due to the acquisition of Temasa in May 1999. Excluding the impact of Temasa, net revenue increased approximately 54.0% in the year ended September 30, 2000.

 Operating Results

   Operating income before non-recurring charges increased $188.1 million, or 58.1%, to $511.7 million in fiscal 2000. Operating income after non-recurring charges increased $175.0 million, or 54.1%, to $498.6 million. These increases were primarily driven by an increase in product revenue associated with the SAm-1, Hibernia and Yellow cable systems. Also contributing to the year-over-year increase of operating income was the effect of both sales and marketing and research and development expenses decreasing as a percentage of revenue. Fiscal year 2000 included a full year of results of the May 1999 Temasa acquisition. These positive contributions were partially offset by a 72.3% increase in general and administrative expenses, discussed below. Additionally in fiscal 2000 operating income compared to fiscal 1999 was negatively impacted by an increase of $35.7 million in receivable allowances and bad debt provisions, and an increase of $18.9 million in inventory provisions for potential excess and obsolete inventory due to technology changes on terminal equipment, an increase of $33.9 million in liquidated damages related to the Americas II and Yellow cable systems and an increase of $14.6 million in product warranty expense.

   Sales and Marketing expenses were $15.6 million and $17.6 million for the years ended September 30, 2000 and 1999, respectively. The decrease in sales and marketing costs from the prior year was primarily due to lower personnel costs during the transition from being solely a supplier to also being an owner of undersea cable. Sales and marketing expenses were 0.6% and 1.1% of net revenue during fiscal 2000 and 1999, respectively. We expect these costs to increase both in absolute dollars and as a percentage of net revenue as we build the sales and marketing staff and begin to sell bandwidth capacity on the TGN.

   Research and Development costs increased to $61.4 million in fiscal 2000 compared to $52.7 million in fiscal 1999. Research and development expenses increased due to higher personnel and equipment depreciation costs. Research and development expenses were 2.4% and 3.2% of net revenue during the years ended September 30, 2000 and 1999, respectively. The decrease in research and development costs as a percentage of net revenue reflects higher project revenue in fiscal 2000.

   During fiscal 2000, general and administrative costs increased to $110.3 million from $64.0 million in fiscal 1999. This increase was due primarily to an increase in incentive bonus expense of $22.8 million as a result of increased operating income. Also contributing to the increase in general and administrative expenses was an increase in the Tyco management fee, which mirrors changes in net revenue, and an increase in goodwill and other intangible amortization of $2.5 million. General and administrative expenses were 4.3% and 3.9% of net revenue during the years ended September 30, 2000 and 1999, respectively. The increase as a percentage of net revenue was primarily a result of the increase in incentive bonus expense.

   EBITDA before non-recurring charges increased 56.2% to $579.1 million compared to last year's $370.7 million. EBITDA after non-recurring charges increased 52.7% to $566.0 million in fiscal 2000. Depreciation and amortization in fiscal 2000 was $67.4 million compared to $47.1 million in fiscal 1999. The increase of $17.8 million in depreciation expense was due to the opening of a new manufacturing facility, an increase in machinery and equipment placed in service and the effect of a full year of Temasa's depreciation included in fiscal 2000. In addition, goodwill and other intangible amortization increased by $2.5 million due to the acquisition of Temasa in May 1999.

 Interest Expense, net

   Interest expense, net was $2.9 million in the year ended September 30, 2000 compared to $39.3 million in the prior year. This net decrease of $36.4 million was principally due to an increase in interest income of $37.2 million, related to an increase in advances to Tyco under our cash management programs.

 Income Tax Expense

   The effective income tax rate was 36.5% for the year ended September 30, 2000, as compared to 39.2% in fiscal 1999. The decrease was due to higher earnings in tax jurisdictions with lower income tax rates. We believe that we will generate sufficient future income to realize the tax benefits related to our deferred tax assets.

Fiscal 1999 Compared to Fiscal 1998

 Revenues

   Net revenue increased 27.8% during fiscal 1999 to $1,637.6 million from $1,281.6 million in fiscal 1998. Revenue from product sales increased 22.2% to $1,450.0 million from $1,187.0 million. This increase was due primarily to higher industry demand driving backlog and project activity. Fiscal 1999 product revenues were favorably impacted by several large projects, including Pacific Crossing-1 (an increase of $364 million), Pan American Crossing (an increase of $191 million), and China-US (an increase of $128 million). Pacific Crossing-1 was contracted in April 1998 and connects the United States and Japan. The Pan American Crossing system connects California, Mexico, Panama, Venezuela and St. Croix.

   Service revenue was $187.6 million for the year ended September 30, 1999 compared to $94.6 million in fiscal 1998. The increase in service revenue was primarily due to the inclusion of $53.0 million in commissions recognized by TyCom for assisting a customer in selling capacity on the Atlantic Crossing-1 project in 1999, as compared to $7.6 million in fiscal 1998. Operations and maintenance revenue of $20.4 million in fiscal 1999 relating to the Atlantic Crossing-1 project also contributed to the increase.

   Additionally, net revenue increased in part due to the acquisition of Temasa in May 1999. Excluding the impact of Temasa, net revenue increased an estimated 26.2%.

 Operating Results

   Operating income increased $61.3 million, or 23.4%, to $323.6 million in fiscal 1999. Operating income was 19.8% of net revenue in fiscal 1999, as compared to 20.5% in fiscal 1998. Operating income increased due to higher project revenues, offset in part by several lower margin projects and costs associated with completing one project. In addition, service revenue was higher due to operations and maintenance revenue for the Atlantic Crossing-1 project. Also, operating income was approximately $45 million higher due to bandwidth capacity sales commissions on the Atlantic Crossing-1 project. Operating income as a percentage of revenue decreased primarily as a result of several lower margin projects and costs associated with completing one project, partially offset by capacity sales commissions. In addition, the inclusion of Temasa favorably impacted operating income for the period.

   During fiscal 1999, TyCom incurred $17.6 million in sales and marketing costs compared to $23.4 million during fiscal 1998. Sales and marketing expenses were 1.1% and 1.8% of net revenue during fiscal 1999 and fiscal 1998, respectively. The decrease in sales and marketing costs was primarily attributable to a reduction in sales personnel, who were previously selling bandwidth capacity for Atlantic Crossing-1, and related expenditures.

   Research and development costs were $52.7 million and $39.5 million in fiscal 1999 and fiscal 1998, respectively. The $13.2 million increase was due to additional personnel and related costs of $9.9 million and higher overhead costs of $3.3 million related to the new TyCom Laboratories research and development facility. Research and development expenses were 3.2% and 3.1% of net revenue during fiscal 1999 and fiscal 1998, respectively. Research and development costs as a percentage of revenue remained substantially the same due to total research and development expenses increasing at a rate constant with the increase in net revenue.

   During fiscal 1999, general and administrative costs of $64.0 million remained relatively constant as compared to $65.0 million incurred during fiscal 1998. General and administrative expenses were 3.9% and 5.1% of net revenue during fiscal 1999 and fiscal 1998, respectively. General and administrative expenses as a percentage of net revenue decreased due to higher revenues.

   EBITDA increased $71.9 million, or 24.1%, to $370.7 million. Depreciation and amortization expense in fiscal 1999 was $47.1 million compared to $36.5 million in fiscal 1998. The increase of $10.6 million was principally due to an increase in depreciation of $7.7 million related to the purchase of a cable ship, the C.S. Tyco Provider, during fiscal 1999 and additional research and development equipment. In addition, amortization of goodwill of $2.9 million associated with the Temasa acquisition contributed to this increase.

 Interest Expense, net

   Interest expense, net, was $39.3 million for fiscal 1999 as compared to $9.9 million for fiscal 1998. Interest expense, net, increased due primarily to incurring $600.0 million of long-term indebtedness to Tyco in February and March 1998. The weighted average rate of interest on all long-term debt during fiscal 1999 and 1998 was 7.1% and 7.2%, respectively.

 Income Tax Expense

   The effective income tax rate was 39.2% during fiscal 1999, as compared to 36.1% in fiscal 1998. The increase in the effective income tax rate was primarily due to the generation of fewer tax credits, partially offset by higher earnings in tax jurisdictions with lower income tax rates.

Liquidity and Capital Resources

   As previously discussed, we are applying our capabilities to construct our own global undersea fiber optic network and sell its bandwidth capacity to others. We expect the transatlantic portion of the first phase to be operational in the second half of calendar 2001 and the remainder of the first phase, consisting of the transpacific and various European portions, by the end of 2002. We estimate that the cost to implement the first phase of the TGN, as currently contemplated, will be approximately $2.4 billion in fiscal 2001 and $3.2 billion in fiscal 2002, primarily for network construction. Cash flows from operations, including bandwidth capacity sales on our new network and current contracts, and the net proceeds from our IPO are expected to provide the majority of capital needed to fund the deployment of the first phase of the TGN through the end of 2002. In addition, under the credit agreement with Tyco, we have the capacity to borrow up to $1.25 billion to fund deployment costs, if and as needed. The timing and sequence of implementing additional phases of the network will be based on future requirements of global and regional demand.

   Prior to the IPO, we paid approximately $530.9 million, net, as cash dividends to Tyco, an amount approximately equal to its accumulated investment balance in TyCom.

   In July 2000, we sold 70,300,000 of our common shares in an IPO. Our net proceeds from the offering were approximately $2.1 billion. Of that amount, we paid $200.0 million as a dividend to Tyco, and the remaining amount is expected to be used in the deployment of the TGN.

   As presented in the consolidated statement of cash flows, net cash provided by operating activities was $498.6 million in the year ended September 30, 2000. The significant changes in working capital in fiscal 2000 were an increase in accrued expenses and other current liabilities of $84.0 million, an increase in accounts receivable of $83.7 million and an increase in accounts payable of $79.2 million. The significant changes in working capital in fiscal 1999 were a $725.5 million decrease in contracts in process and a $183.6 million increase in accounts receivable.

   For fiscal year 2000 the increase in accounts receivable was principally the result of an increase of $133 million in accounts receivable related to the SAm-1 project and an increase of $57 million related to the Hibernia project. These projects were contracted in July 1999 and June 1999, respectively. These increases were partially offset by a decrease of $46 million related to the Pacific Crossing-1 project.

   Our accounts receivable are largely comprised of accounts of a few major customers. At September 30, 2000, three customers comprised approximately 78% of total accounts receivable. One customer comprised approximately 52% of total accounts receivable as of September 30, 1999. We mitigate concentrations of credit risk through a review of a customer's credit history before extending credit and evaluating customers' ability to perform obligations under its agreements. We do not expect our customers to fail to meet their obligations under contracts given their credit rating or the financing in place for the applicable contracts. In addition, we establish an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information. As we expand our undersea cable business to become a provider of bandwidth services, we believe the concentrations of credit risk will decrease due to an increased number of customers.

   During the fiscal year ended September 30, 2000 we used cash of $111.1 million for construction in progress on the TGN. We also incurred additional costs related to the TGN for capital expenditures, included in property, plant and equipment, and certain working capital items. Our cash outlay related to the construction of the TGN is expected to increase to approximately $2.4 billion in fiscal year 2001. Total capital expenditures for property, plant and equipment were $204.9 in fiscal 2000. Our level of capital expenditures, excluding those relating to the TGN, is expected to decrease moderately during fiscal 2001. The increase in cash used in fiscal 2000 for property, plant and equipment was primarily due to an increase of machinery and equipment related to the expansion of our manufacturing facilities.

   In July 2000, we entered into an agreement with C2C Pte. Ltd. ("C2C"), a private cable development company led by Singapore Telecommunications Limited, for the supply of a 17,000-kilometer undersea fiber optic system connecting major cities in Asia, for approximately $1.1 billion. In connection with the supply agreement, TyCom Asia Networks Ltd., a wholly-owned subsidiary of TyCom, entered into a joint venture with a subsidiary of Singapore Telecommunications, and committed to fund approximately $140 million for a 15% equity ownership in C2C.

   Short-term advances to Tyco reflect cash balances generated from our initial public offering and operating activities that we transferred to Tyco to be included in Tyco's consolidated cash management system. These advances are subject to the terms of various cash management and loan agreements between TyCom and Tyco. Under the terms of these agreements, the funds are available to us on an as needed basis. Short-term advances increased in fiscal year 2000 due primarily to the transfer of the IPO proceeds and positive operating cash flow for the period, partially offset by a $550 million cash dividend paid to Tyco in March 2000. Short-term advances increased in fiscal 1999 due to positive cash flow for the period.

   Tyco has provided short-term and long-term borrowings to us to finance our cash flow needs. Short-term loans have been provided by Tyco to fund the purchase of significant expenditures related to projects. At September 30, 2000, short-term loans of $10.4 million were outstanding and are included in accrued expenses and other current liabilities on our consolidated balance sheet.

   At September 30, 2000, our total debt was $655.7 million, primarily consisting of long-term loans from Tyco. In connection with the formation of TyCom and related organizational restructuring of Tyco which occurred in March 2000, all of our long-term loans from Tyco were refinanced with new long-term loans from Tyco, which have maturities of at least 10 years. We believe interest rates on these loans are no less favorable than those available to us from a third party commercial lender. These new loans are prepayable without penalty at par value at any time after March 2005. Prepayment of amounts outstanding prior to March 2005 require a redemption premium of up to 5%.

   At September 30, 2000, long-term debt matures as follows: $2.2 million in fiscal 2001, $2.3 million in fiscal 2002, $1.2 million in fiscal 2003 and the remaining balance of $650.0 million in fiscal years 2010 through 2015.

   On October 31, 2000, we entered into an agreement that enables us to lease six vessels to be constructed and owned by a third party. We entered into operating lease agreements for the use of the vessels to install and maintain submarine cable systems, beginning on the delivery date of each vessel and ending on or before October 2006. We may, at our option, purchase each vessel during or at the end of the lease term for 100% of the then outstanding amounts expended by the lessor. If we do not exercise the purchase option, we have guaranteed to pay the lessor the difference between approximately 84% of each ship's cost of construction and the value it would receive by selling each ship to another third party. The total minimum rental commitment under the non-cancelable leases is approximately $126.5 million for the period fiscal 2002 through 2006.

   On December 8, 2000, we entered into an agreement with C2C to purchase one dark fiber pair on the C2C cable system for $410 million. In addition, C2C agreed to purchase from TyCom a half-fiber pair and related equipment on the Pacific segment of the TGN for $320 million. Initial down payments on both agreements are scheduled to be made in December 2000 with subsequent payments in 2001 and 2002.

 Backlog

   At September 30, 2000, we had a backlog of unfilled orders of approximately $2,941.7 million, compared to a backlog of approximately $3,535.4 million at September 30, 1999. Backlog decreased from the prior year due to us devoting a substantial portion of our resources to designing and manufacturing the TGN and therefore taking on less work as a supplier of undersea fiber optic cable systems for others. We expect that approximately 66% of our backlog at September 30, 2000 will be filled during the year ending September 30, 2001. We expect backlog to continue to decline as we continue deployment of the TGN.

   Backlog includes maintenance contracts of $632.7 million and $529.7 million as of September 30, 2000 and 1999, respectively. Maintenance backlog increased from September 30, 1999 to September 30, 2000 due to booking maintenance contracts for the Hibernia and SAm-1 systems.

Quantitative and Qualitative Disclosures About Market Risk

   We are subject to market risk associated with changes in interest rates, currency exchange rates and certain commodity prices. In order to manage the volatility relating to our more significant market risks, we enter into interest rate swaps and commodity swaps. We do not anticipate any material changes in our primary market risk exposures in fiscal 2001.

   We utilize risk management procedures and controls in executing derivative financial instrument transactions. We do not execute transactions or hold derivative financial instruments for trading purposes. Derivative financial instruments related to interest rate, forward currency exchange contracts and exchange rate sensitivity of debt obligations as well as commodity price exposures are used with the goal of mitigating a significant portion of these exposures when it is cost-effective to do so. Counter-parties to derivative financial instruments are limited to financial institutions with at least an AA long-term credit rating.

 Interest Rate Sensitivity

   The table below provides information about our financial instruments as of September 30, 2000 that are sensitive to changes in interest rates, including debt obligations and interest rate swaps. For debt obligations, the table presents cash flows of principal repayment (in millions) and weighted average interest rates. For interest rate swaps, the table presents notional amounts (in millions) and weighted average interest rates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. The amounts included in the table below are in U.S. dollars ($ in millions).

                         Fiscal Fiscal Fiscal Fiscal Fiscal                  Fair
                          2001   2002   2003   2004   2005  Thereafter Total Value
                         ------ ------ ------ ------ ------ ---------- ----- -----
Total debt:
  Fixed rate (Spanish
   Peseta
   denominated).........  2.2    2.3    1.2    --     --        --       5.7   5.6
    Average interest
     rate...............  8.0%   8.0%   8.0%   --     --        --
  Fixed rate (US$) (1)..  --     --     --     --     --      650.0    650.0 634.3
    Average interest
     rate...............  --     --     --     --     --        7.4%
Interest rate swap:
  Fixed to variable
   (Spanish Peseta
   Denominated).........  2.2    2.3    1.2    --     --        --       5.7   0.1
    Average pay rate
     (2)................  4.4%   4.4%   4.4%   --     --        --
    Average receive
     rate...............  8.0%   8.0%   8.0%   --     --        --

--------
(1) In March 2000, we refinanced our U.S. dollar denominated debt and increased our borrowings by issuing $200.0 million, $250.0 million and $200.0 million notes payable to Tyco, which bear interest at fixed rates of 7.25%, 7.5% and 7.5% and are due in March 2010, March 2012 and March 2015, respectively.
(2) Weighted average variable interest rates are based on applicable rates as of September 30, 2000 per the terms of the contracts of the related financial instruments.

 Exchange Rate Sensitivity

   The table below provides information about our financial instruments as of September 30, 2000 that are sensitive to currency exchange rates. These instruments include debt obligations and interest rate swaps. For debt obligations, the table presents cash flows of principal repayment and weighted average interest rates. For interest rate swaps, the table presents notional amounts and weighted average interest rates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. The amounts included in the table below are in U.S. dollars ($ in millions).

                         Fiscal Fiscal Fiscal Fiscal Fiscal                  Fair
                          2001   2002   2003   2004   2005  Thereafter Total Value
                         ------ ------ ------ ------ ------ ---------- ----- -----
Total debt:
  Fixed rate (Spanish
   Peseta
   denominated).........   2.2   2.3    1.2    --     --       --       5.7   5.6
    Average interest
     rate...............   8.0%  8.0%   8.0%   --     --       --
Interest rate swap:
  Fixed to variable
   (Spanish Peseta
   Denominated).........   2.2   2.3    1.2    --     --       --       5.7   0.1
    Average pay rate
     (1)................   4.4%  4.4%   4.4%   --     --       --
    Average receive
     rate...............   8.0%  8.0%   8.0%   --     --       --
--------
(1) Weighted average variable interest rates are based on applicable rates as of September 30, 2000 per the terms of the contracts of the related financial instruments.

 Commodity Price Sensitivity

   The table below provides information about our financial instruments as of September 30, 2000 that are sensitive to changes in commodities prices. Total contract dollar amounts and notional quantity amounts are presented for forward commodity contracts. Contract amounts are used to calculate the contractual payments to be exchanged under the contract. The amounts included in the table below are in U.S. dollars ($ in millions).

                         Fiscal Fiscal Fiscal Fiscal Fiscal                  Fair
                          2001   2002   2003   2004   2005  Thereafter Total Value
                         ------ ------ ------ ------ ------ ---------- ----- -----
Forward contracts:
  Copper
    Contract amount
     (US$)..............  15.4   2.3    --     --     --       --      17.7   1.8
    Contract quantity
     (in thousands of
     Metric tons).......   8.6   1.4    --     --     --       --      10.0

Year 2000 Compliance

   Our Year 2000 compliance programs and systems modifications were completed on time, and the conversion process was successful. Our business has not been adversely affected due to the failure of key third parties to successfully complete the Year 2000 conversion. Although there can be no assurance that all of our material third-party relationships had successful conversion programs, we do not expect that any such failure would have a material adverse effect on our financial position, results of operations or liquidity. The costs of our Year 2000 program to date have not been material, and we know of no further required modifications to our information technology or embedded technology systems that would have a material impact on our financial position, results of operations or liquidity.

Accounting and Technical Pronouncements

   In June 1999, the Financial Accounting Standards Board issued Interpretation No. 43, "Real Estate Sales, an interpretation of FASB Statement No. 66." This interpretation clarifies that sales of real estate with property improvements or integral equipment that cannot be removed and used separately from the real estate without incurring significant costs should be accounted for under FASB Statement No. 66, "Accounting for Sales of Real Estate." The interpretation and application of FASB Interpretation No. 43 as it relates to the telecommunications industry and the sale of capacity on undersea communications systems is still evolving and is currently under discussion with the accounting standard setting boards. The application of this interpretation may result in our delaying the recognition of revenue for cash received for certain capacity sales contracts on undersea communications systems that do not satisfy the requirements of FASB Statement No. 66. To the extent that contracts satisfy the requirements for sales type lease accounting, revenue may be recognized without deferral.

   Further clarification of FASB Interpretation No. 43 may result in the deferral of future revenue and earnings related to the sale of bandwidth capacity. However, we do not believe that deferring the recognition would have any impact on our future business operations or the reporting of our future cash flows.

   In June 1998 and June 2000, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." These statements establish accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS Nos. 133 and 138 also require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. In June 1999, the FASB issued SFAS No. 137, which defers the effective date of SFAS Nos. 133 and 138 to fiscal years beginning after June 15, 2000. The adoption of these new standards is not anticipated to have a material impact on our earnings or financial position.

Forward Looking Information

   Certain statements in this report are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All forward looking statements involve risks and uncertainties. In particular, any statement contained herein, in press releases, written statements or other documents filed with the Securities and Exchange Commission, or in our communications and discussions with investors and analysts in the normal course of business through meetings, phone calls and conference calls, regarding the consummation and benefits of future acquisitions, as well as expectations with respect to future sales, earnings, cash flows, operating efficiencies, product expansion, backlog and financings, are subject to known and unknown risks, uncertainties and contingencies, many of which are beyond our control, which may cause actual results, performance or achievements to differ materially from anticipated results, performances or achievements.

   Factors that might affect such forward looking statements include, among other things, overall economic and business conditions; the timing of construction and the successful operation of the TGN; changes in telecommunications technology; changes in demand for bandwidth capacity; receipt of necessary licenses and regulatory approvals; competitive factors in the undersea fiber optics cable industry and in the telecommunications industry generally; the demand for our goods and services; changes in tax requirements (including tax rate changes, new tax laws and revised tax law interpretations); results of litigation; interest rate fluctuations and other capital market conditions, including foreign currency rate fluctuations; economic and political conditions in international markets, including governmental changes and restrictions on the ability to transfer capital across borders; the ability to achieve anticipated synergies and other cost savings in connection with acquisitions; and the timing, impact and other uncertainties of future acquisitions.

                                   TYCOM LTD.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 (in millions)

                          Balance  Additions
                            at      Charged  Acquisitions,            Balance at
                         Beginning    To      Disposals,                End of
                          of Year   Income     and Other   Deductions    Year
                         --------- --------- ------------- ---------- ----------
Allowances for Doubtful
 Accounts:
  Fiscal Year Ended
   September 30, 2000...   $19.8     $35.7       $ --        $ (7.7)    $ 47.8
  Fiscal Year Ended
   September 30, 1999...    27.8       --          0.5         (8.5)      19.8
  Fiscal Year Ended
   September 30, 1998...     9.6       5.2        13.0          --        27.8

Accrued Warranties and
 Liquidated Damages:
  Fiscal Year Ended
   September 30, 2000...   $84.1     $84.2       $(0.5)      $(44.6)    $123.2
  Fiscal Year Ended
   September 30, 1999...    69.1      14.2         1.3         (0.5)      84.1
  Fiscal Year Ended
   September 30, 1998...    40.7      28.6         --          (0.2)      69.1