Form 10-Q
period 2000-12-31
TYCOM LTD
filed 2001-02-13
CIK 1108511

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000

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

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_].

   The number of common shares outstanding as of February 8, 2001 was 520,390,000.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   TYCOM LTD.

                               INDEX TO FORM 10-Q

                                                                            Page
                                                                            ----
Part I--Financial Information:
Item 1--Financial Statements
  Consolidated Balance Sheets as of December 31, 2000 (Unaudited) and
   September 30, 2000......................................................   1
  Consolidated Statements of Operations (Unaudited) for the quarters ended
   December 31, 2000 and 1999 .............................................   2
  Consolidated Statements of Cash Flows (Unaudited) for the quarters ended
   December 31, 2000 and 1999 .............................................   3
  Notes to Consolidated Financial Statements (Unaudited)...................   4
Item 2--Management's Discussion and Analysis of Financial Condition and
 Results of Operations.....................................................   9
Item 3--Quantitative and Qualitative Disclosures About Market Risk.........  13
Part II--Other Information:
Item 1--Legal Proceedings..................................................  14
Item 6--Exhibits and Reports on Form 8-K...................................  14

                         PART I--FINANCIAL INFORMATION
Item 1. Financial Statements
                                   TYCOM LTD.

                          CONSOLIDATED BALANCE SHEETS
                        (in millions, except share data)

                                                      December 31, September 30,
                                                          2000         2000
                                                      ------------ -------------
                                                      (Unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents.........................    $   54.2     $   91.0
  Short-term advances to Parent.....................     1,982.2      2,047.1
  Receivables, less allowance for doubtful accounts
   of $74.5 at December 31, 2000 and $47.8 at
   September 30, 2000...............................       194.4        325.8
  Contracts in process..............................       242.1        222.2
  Inventories.......................................       170.8        129.5
  Deferred income taxes.............................        64.1         63.4
  Other current assets..............................        13.5         12.5
                                                        --------     --------
  Total current assets..............................     2,721.3      2,891.5
Construction in Progress--TyCom Global Network......       381.0        111.1
Property, Plant and Equipment, Net..................       576.0        593.1
Goodwill and Other Intangible Assets, Net...........       313.5        307.8
Deferred Income Taxes...............................       125.3        112.8
Other Assets........................................        70.2         72.0
                                                        --------     --------
    Total Assets....................................    $4,187.3     $4,088.3
                                                        ========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Loans payable and current maturities of long-term
   debt.............................................    $    2.3     $    2.2
  Accounts payable..................................       240.5        253.2
  Accrued expenses and other current liabilities....       233.9        257.3
  Income taxes payable..............................        83.5         60.5
  Contracts in process--billings in excess of
   costs............................................       559.1        593.1
  Deferred revenue..................................         3.2         34.3
                                                        --------     --------
  Total current liabilities.........................     1,122.5      1,200.6
Long-Term Debt......................................       654.0        653.5
Other Long-Term Liabilities.........................       109.9         21.3
                                                        --------     --------
    Total Liabilities...............................     1,886.4      1,875.4
Commitments and Contingencies (Note 8)
Minority Interest...................................        50.4         51.4
Shareholders' Equity:
Preference shares, $1.00 par value, 600,000,000
 shares authorized; none issued.....................         --           --
Common shares, $0.25 par value, 3,000,000,000 shares
 authorized; 520,390,000 and 520,300,000 issued and
 outstanding as of December 31, 2000 and September
 30, 2000, respectively.............................       130.1        130.1
Share premium.......................................     2,113.1      2,113.1
Contributed surplus, net of deferred compensation of
 $2.3 at December 31, 2000 and $1.3 at September 30,
 2000...............................................        13.5         13.4
Accumulated earnings (deficit)......................        34.0        (38.8)
Accumulated comprehensive loss......................       (40.2)       (56.3)
                                                        --------     --------
    Total Shareholders' Equity......................     2,250.5      2,161.5
                                                        --------     --------
    Total Liabilities and Shareholders' Equity......    $4,187.3     $4,088.3
                                                        ========     ========

            See Notes to Consolidated Financial Statements (Unaudited).

                                   TYCOM LTD.

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (in millions, except per share data)

                                                          For the Quarters
                                                         Ended December 31,
                                                         --------------------
                                                           2000       1999
                                                         ---------  ---------
Revenue from product sales.............................. $   496.6  $   592.5
Service revenue.........................................      26.6       36.7
                                                         ---------  ---------
Net revenue.............................................     523.2      629.2
Cost of product sales...................................     371.1      466.4
Cost of services........................................      15.0       23.0
Sales and marketing.....................................       4.8        4.0
Research and development................................      14.0       13.0
General and administrative..............................      28.3       20.1
                                                         ---------  ---------
Operating income........................................      90.0      102.7
Interest income (expense), net..........................      22.7       (0.2)
                                                         ---------  ---------
Income before income taxes and minority interest........     112.7      102.5
Income tax provision....................................     (37.2)     (36.3)
Minority interest.......................................      (2.7)      (3.2)
                                                         ---------  ---------
Net income.............................................. $    72.8  $    63.0
                                                         =========  =========
Earnings per common share (Note 5):
  Basic and diluted..................................... $    0.14  $    0.14
Average common shares used in computing earnings per
 share (Note 5):
  Basic and diluted.....................................     520.4      450.0

            See Notes to Consolidated Financial Statements (Unaudited).

                                   TYCOM LTD.

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in millions)

                                                           For the Quarters
                                                          Ended December 31,
                                                          --------------------
                                                            2000       1999
                                                          ---------  ---------
Cash Flows From Operating Activities:
Net income..............................................  $    72.8  $    63.0
Adjustments to reconcile net income to net cash provided
 by operating activities:
  Depreciation..........................................       16.3       13.2
  Goodwill and other intangible amortization............        2.4        2.6
  Equity-related compensation expense...................        0.1        --
  Deferred income taxes.................................      (13.1)      (8.0)
  Provisions for losses on receivables and inventory....       57.2       22.0
  Minority interest.....................................        4.1        5.0
  Changes in assets and liabilities:
    Receivables.........................................      104.7      (75.6)
    Contracts in process................................      (53.9)     143.5
    Inventories.........................................      (66.4)      (7.3)
    Other current assets................................       (0.5)      (8.5)
    Accounts payable....................................      (13.3)     (20.0)
    Accrued expenses and other current liabilities......      (10.6)      96.2
    Advance on TyCom Global Network sales...............       64.0        --
    Income taxes payable................................       22.9        0.3
    Deferred revenue....................................       (7.2)      26.9
                                                          ---------  ---------
      Net cash provided by operating activities.........      179.5      253.3
                                                          ---------  ---------
Cash Flows From Investing Activities:
Construction in progress--TyCom Global Network..........     (268.7)       --
Purchase of property, plant and equipment...............      (33.3)     (30.2)
Proceeds from sale-leaseback............................       38.4        --
Increase in investments.................................      (27.4)       --
Increase in long-term receivables.......................        --       (11.6)
Other...................................................       (0.5)      (5.8)
                                                          ---------  ---------
      Net cash used in investing activities.............     (291.5)     (47.6)
                                                          ---------  ---------
Cash Flows From Financing Activities:
Short-term advances from (to) Parent....................       76.2     (143.9)
Change in Parent company investment.....................        --       (50.9)
Distributions to minority interest......................       (5.2)      (6.0)
Other...................................................        4.2        0.2
                                                          ---------  ---------
      Net cash provided by (used in) financing
       activities.......................................       75.2     (200.6)
                                                          ---------  ---------
Net (decrease) increase in cash and cash equivalents....      (36.8)       5.1
Cash and cash equivalents at beginning of period........       91.0       12.1
                                                          ---------  ---------
Cash and cash equivalents at end of period..............  $    54.2  $    17.2
                                                          =========  =========

            See Notes to Consolidated Financial Statements (Unaudited).

                                   TYCOM LTD.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1. Basis of Presentation

   The unaudited consolidated financial statements presented herein include the consolidated accounts of TyCom Ltd. and its subsidiaries (the "Company" or "TyCom"). Tyco International Ltd. and its subsidiaries, excluding TyCom, are referred to herein as the "Parent" or "Tyco." The consolidated financial statements present TyCom's consolidated financial position and results of operations as a subsidiary of Tyco for periods prior to TyCom's initial public offering ("IPO") in July 2000, including adjustments necessary for the fair presentation of the business, and as a stand-alone entity subsequent to the IPO. The consolidated financial statements presented may not be indicative of the results that would have been achieved had the Company operated as a separate, stand-alone entity prior to its IPO.

   The financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles in the United States. These statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000.

   These financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards in the United States, but in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Company's financial position and results of operations. All references in the Form 10-Q to "$" are to U.S. dollars.

2. Accounting Pronouncements

 Derivatives

   Effective October 1, 2000, the Company adopted Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133") as amended, which requires that all derivative instruments be reported on the balance sheet at fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. There was no cumulative effect on net income of adopting SFAS No. 133.

   TyCom documents all relationships between hedging instruments and hedged items, and links all derivatives designated as fair value, cash flow or foreign currency hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. TyCom also assesses and documents, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows associated with the hedged items.

 Commodity Price Management

   Raw materials used by the Company are subject to price volatility caused by weather, supply conditions, political and economic variables and other unpredictable factors. The Company uses forward commodity contracts to manage the volatility related to anticipated copper purchases. These market instruments are designated as cash flow hedges. The mark-to-market gain or loss on qualifying hedges is included in other comprehensive income to the extent effective, and reclassified into cost of products sold in the period during which the hedged transaction affects earnings. The mark-to-market gains or losses on non-qualifying, excluded and ineffective portions of hedges are recognized in cost of products sold immediately. All existing balances in other comprehensive income are expected to be reclassified into earnings within the fiscal year.

                                   TYCOM LTD.

2. Accounting Pronouncements--(Continued)

 Revenue Recognition

   In June 1999, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 43, "Real Estate Sales, an interpretation of FASB Statement No. 66." This interpretation clarifies that sales of real estate with property improvements or integral equipment that cannot be removed and used separately from the real estate without incurring significant costs should be accounted for under FASB Statement No. 66, "Accounting for Sales of Real Estate." The interpretation and application of FASB Interpretation No. 43 as it relates to the telecommunications industry and the sale of capacity on undersea communications systems is still evolving and is currently under discussion with the accounting standard setting boards. The application of this interpretation may result in delaying the recognition of revenue and related profits for cash received for certain capacity sales contracts on undersea communications systems that do not satisfy the requirements of FASB Statement No. 66. To the extent that contracts satisfy the requirements for sales type lease accounting, revenue and related profits may be recognized without deferral.

   Further clarification of FASB Interpretation No. 43 may result in the deferral of future revenue and earnings related to the sale of bandwidth capacity. However, TyCom does not believe that deferring the recognition of revenue would have any impact on the future business operations or the reporting of future cash flows. There will be no impact to these historical financial statements since there have been no capacity sales to date.

3. Long-Term Debt

   Long-term debt is as follows ($ in millions):

                                                      December 31, September 30,
                                                          2000         2000
                                                      ------------ -------------
      8.00% peseta denominated note due 2003.........    $  6.3       $  5.7
      7.25% loan from Parent due 2010................     200.0        200.0
      7.50% loan from Parent due 2012................     250.0        250.0
      7.50% loan from Parent due 2015................     200.0        200.0
                                                         ------       ------
        Total debt...................................     656.3        655.7
      Less current portion...........................      (2.3)        (2.2)
                                                         ------       ------
      Long-term debt.................................    $654.0       $653.5
                                                         ======       ======

4. Interest Income (Expense), Net

   Interest income (expense), net, is comprised of the following ($ in millions):

                                                                  For the
                                                                  Quarters
                                                                   Ended
                                                                December 31,
                                                                -------------
                                                                2000    1999
                                                                -----  ------
      Third party interest income.............................. $ 5.5  $  0.4
      Third party interest expense.............................  (0.3)   (0.2)
      Interest income-short-term advances to Parent............  24.8    10.5
      Interest expense-short-term loans from Parent............  (0.3)   (0.2)
      Interest expense-long-term loans from Parent............. (12.1)  (10.7)
      Capitalized interest related to the TyCom Global
       Network.................................................   5.1     --
                                                                -----  ------
      Interest income (expense), net........................... $22.7  $ (0.2)
                                                                =====  ======

                                   TYCOM LTD.

5. Earnings Per Common Share

   TyCom's capital structure was established immediately prior to the initial public offering of its common shares in July 2000. In accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 98 "Earnings Per Share in an Initial Public Offering", the capitalization of common shares has been retroactively reflected for the purposes of presenting earnings per share for the quarter ended December 31, 1999.

   The following table presents the calculation of basic and diluted earnings per common share ($ in millions, except per share data):

                                                              For the Quarters
                                                                    Ended
                                                                December 31,
                                                              -----------------
                                                                2000     1999
                                                              -------- --------
      Net income............................................. $   72.8 $   63.0
                                                              ======== ========
      Average shares--basic and diluted......................    520.4    450.0
                                                              ======== ========
      Earnings per common share--basic and diluted........... $   0.14 $   0.14
                                                              ======== ========

   The computation of diluted earnings per common share in the quarter ended December 31, 2000 excludes the effect of the assumed exercise of approximately
21.4 million stock options that were outstanding as of December 31, 2000 because the effect would be anti-dilutive.

6. Comprehensive Income

   Total comprehensive income and its components are as follows ($ in millions):

                                                               For the Quarters
                                                                    Ended
                                                                 December 31,
                                                               ----------------
                                                                2000     1999
                                                               ----------------
      Net income.............................................  $  72.8 $   63.0
        Foreign currency translation adjustment..............     15.7    (14.4)
        Unrealized gain on derivative hedge..................      0.4      --
                                                               ------- --------
      Total comprehensive income.............................  $  88.9 $   48.6
                                                               ======= ========

                                   TYCOM LTD.

7. Supplementary Balance Sheet Information

   Selected supplementary balance sheet information is presented below ($ in millions):

                                                     December 31, September 30,
                                                         2000         2000
                                                     ------------ -------------
      Inventories:
        Purchased materials and manufactured
         parts.....................................    $ 148.1       $ 106.2
        Work in process............................       16.3          17.3
        Finished goods.............................        6.4           6.0
                                                       -------       -------
                                                       $ 170.8       $ 129.5
                                                       =======       =======
      Property, Plant and Equipment:
        Land.......................................    $  14.7       $   7.5
        Buildings..................................       59.0          57.6
        Machinery and equipment....................      298.8         290.2
        Ships and submersibles.....................      318.6         310.4
        Leasehold improvements.....................       12.4          11.7
        Construction in process....................       96.2         119.5
        Accumulated depreciation...................     (223.7)       (203.8)
                                                       -------       -------
                                                       $ 576.0       $ 593.1
                                                       =======       =======
      Accrued expenses and other current
       liabilities include the following:
        Accrued warranties and liquidated damages..    $ 127.3       $ 123.2
                                                       =======       =======

8. Commitments and Contingencies

   In July 2000, we entered into an agreement with C2C Pte. Ltd. ("C2C"), a private cable development company led by Singapore Telecommunications Limited, for the supply of a 17,000-kilometer undersea fiber optic system connecting major cities in Asia, for approximately $1.1 billion. In connection with the supply agreement, TyCom Asia Networks Ltd., a wholly-owned subsidiary of TyCom, entered into a joint venture similarly led by Singapore Telecommunications, and committed to fund approximately $140 million for a 15% equity ownership in C2C. During the quarter ended December 31, 2000, we funded $24.4 million towards this investment.

   In October 2000, TyCom entered into an agreement that enables it to lease six vessels which it had begun to construct and which will be completed and owned by a third party. This operating lease agreement provides for the use of the submarine cable installation and maintenance vessels beginning on the delivery date of each vessel and ending on or before October 2006. The Company may, at its option, purchase each vessel during or at the end of the lease term for 100% of the then outstanding amounts expended by the lessor for construction of each vessel. If the Company does not exercise the purchase option at or before the end of the lease term, the Company has guaranteed to pay the lessor the excess, if any, of (i) approximately 84% of each ship's cost of construction less (ii) the value it would receive by selling each ship to another third party. The total minimum rental commitment under the non-cancelable leases is approximately $126.5 million for the period fiscal 2002 through 2006. During the quarter ended December 31, 2000, we received $38.4 million in a sale-leaseback transaction for certain equipment originally purchased by TyCom relating to these vessels.

                                   TYCOM LTD.

8. Commitments and Contingencies (Continued)

   In December 2000, TyCom entered into an agreement with C2C to purchase one dark fiber pair on the C2C cable system for $410.0 million and made an initial payment of $82.0 million. This purchase will allow the TGN to extend its reach into Asia. In addition, C2C agreed to purchase from TyCom a half-fiber pair and related equipment on the Pacific segment of the TyCom Global Network ("TGN") for $320.0 million and made an initial payment of $64.0 million. Additional payments required under these agreements will be made through fiscal 2002.

   In the quarter ended December 31, 2000, TyCom entered into four facility leases primarily associated with the implementation of the TGN. During January 2001, TyCom entered into two additional facility leases related to the TGN. The total commitment under these facility operating leases is $254.1 million payable through 2016.

   As reported in the Company's Annual Report on Form 10-K, filed December 21, 2000, the Company and its subsidiaries are involved in litigation and arbitration with Global Crossing Ltd. and certain of its affiliates. Since the date of the Annual Report, the date for completion of all party and third-party fact discovery with respect to the Global Crossing litigation has been extended to June 1, 2001. Evidentiary hearings in the Global Crossing Arbitration commenced on December 18, 2000 and are continuing.

9. Related Party Transactions

   Certain services are provided to the Company by the Parent, primarily related to financial, treasury, tax, legal, audit, human resource and risk management functions. Under the terms of the service agreement between the Company and Parent, the Company was charged a fee equal to 1.0% of net revenue for these services in each of the quarters ended December 31, 2000 and 1999, which is included in general and administrative expenses in the Consolidated Statements of Operations.

   The Company purchases various operational services, such as fire protection and engineering, and certain of the components for its manufactured products, such as wire, circuit boards, batteries and power supplies from subsidiaries of Tyco. These purchases are at prices which approximate market. Purchases from these related parties were $11.5 million and $8.6 million during the quarters ended December 31, 2000 and 1999, respectively. Amounts due on these purchases were $4.6 million and $1.5 million as of December 31, 2000 and September 30, 2000, respectively, and are included in accounts payable in the Consolidated Balance Sheets.

   The Parent has provided the Company with short-term loans to temporarily fund project expenditures in locations where TyCom had not yet established its own presence. Amounts outstanding under these types of short-term loans were $10.7 million and $10.4 million as of December 31, 2000 and September 30, 2000, respectively, and are included in accrued expenses and other current liabilities in the Consolidated Balance Sheets. See Notes 3 and 4 for a discussion of loans from Parent included in long-term debt and interest expense, respectively.

10. Subsequent Events

   In January 2001, the Company entered into an agreement with Bezeq International Ltd. to form a joint venture to deploy, own, and sell bandwidth capacity on the Eastern Mediterranean segment of the TGN. TyCom will have an 80% ownership in the venture.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 Overview

   We are a leading independent provider of undersea fiber optic networks and services, engaged in the design, engineering, manufacture, installation and maintenance of those networks. We are applying our capabilities to construct our own global undersea fiber optic network, known as the TyCom Global Network ("TGN"), and to sell bandwidth capacity to others.

   We expect revenue through the third quarter of fiscal 2001 to be derived primarily from designing, building and installing systems and providing maintenance and service to customers. Following the completion of the transatlantic segment of the TGN in the second half of calendar 2001, we expect our primary revenues to be derived from the sale of bandwidth capacity on the TGN. We plan to continue to provide our products and services to others while deploying the TGN. During construction of the transatlantic portion of the TGN, which began in the fourth quarter of fiscal 2000, revenues and operating income may decrease. During the same period, operating expenses are expected to increase due to building our infrastructure, including network operations, sales and marketing, research and development and administration.

Results of Operations

   Net income was $72.8 million for the quarter ended December 31, 2000, as compared to $63.0 million for the quarter ended December 31, 1999. The operating results discussed below, which are presented in accordance with Generally Accepted Accounting Principles in the United States ("GAAP"), are supplemented by a discussion of earnings before interest, income taxes, depreciation and amortization ("EBITDA"). As the focus of our business transitions to deploying the TGN and selling bandwidth capacity, we will use EBITDA as one of our key indicators of performance. EBITDA is commonly used in the communications industry to analyze companies' operating performance. EBITDA, however, should not be considered an alternative to operating or net income as an indicator of the performance of our business, or as an alternative to cash flows from operating activities as a measure of liquidity, in each case determined in accordance with GAAP.

   In June 1999, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 43, "Real Estate Sales, an interpretation of FASB Statement No. 66." This interpretation clarifies that sales of real estate with property improvements or integral equipment that cannot be removed and used separately from the real estate without incurring significant costs should be accounted for under FASB Statement No. 66, "Accounting for Sales of Real Estate." The interpretation and application of FASB Interpretation No. 43 as it relates to the telecommunications industry and the sale of capacity on undersea communications systems is still evolving and is currently under discussion with the accounting standard setting boards. The application of this interpretation may result in our delaying the recognition of revenue and related profits for cash received for certain capacity sales contracts on undersea communications systems that do not satisfy the requirements of FASB Statement No. 66. To the extent that contracts satisfy the requirements for sales type lease accounting, revenue and related profits may be recognized without deferral.

   Further clarification of FASB Interpretation No. 43 may result in the deferral of future revenue and earnings related to the sale of bandwidth capacity. However, we do not believe that deferring the recognition of revenue would have any impact on our future business operations or the reporting of our future cash flows. There will be no impact to our historical financial statements since there have been no capacity sales to date.

Quarter Ended December 31, 2000 Compared to Quarter Ended December 31, 1999

 Revenues

   Net revenue decreased 16.8% during the quarter ended December 31, 2000 to $523.2 million from $629.2 million in the quarter ended December 31, 1999. Revenue from product sales decreased 16.2% to $496.6 million from $592.5 million. The decline in product sales was primarily due to a decrease in revenue recognized on Pacific Crossing-1 (a decrease of $204 million) as the project neared completion and Atlantic

Crossing-1 upgrades (a decrease of $43 million) partially offset by increased revenue on C2C (an increase of $80 million) and Australia-Japan (an increase of $48 million). The Pacific Crossing-1 system was contracted in April 1998 and connects the United States and Japan. Atlantic Crossing-1 was contracted in March 1997 and consists of a 14,000 kilometer, four fiber pair ring between the United States, the United Kingdom, the Netherlands and Germany. The C2C system was contracted in July 2000 and consists of a 17,000 kilometer, eight fiber pair ring connecting several countries in the Asia-Pacific region. The Australia-Japan system was contracted in July 2000 and connects Australia, Guam and Japan. Additionally, revenue decreased because we are devoting more of our resources to deploying the TGN.

   Service revenue decreased $10.1 million from $36.7 million in the quarter ended December 31, 1999 to $26.6 million in the quarter ended December 31, 2000. The decrease was primarily related to the termination of an operations, administration and maintenance contract in connection with the settlement of a portion of the Global Crossing Arbitration in August 2000.

 Operating Results

   Operating income decreased $12.7 million, or 12.4%, to $90.0 million in the quarter ended December 31, 2000. Operating income was 17.2% of net revenue in the quarter ended December 31, 2000, as compared to 16.3% in the first quarter of fiscal 2000. The decrease in operating income resulted from the decrease in product and service revenue and an increase in general and administrative expenses. Additionally, operating income was negatively impacted by an increase of $20.9 million in bad debt provisions and an increase of $14.3 million in inventory provisions for potential excess and obsolete inventory. These decreases were partially offset by an $18.2 million decrease in expenses for liquidated damages compared to the quarter ended December 31, 1999 and an increase in profit margins on project revenue. Margins on project revenue increased due to a change in project mix.

   Sales and marketing expenses were $4.8 million and $4.0 million during the quarters ended December 31, 2000 and 1999, respectively. The increase in sales and marketing costs was primarily due to increased headcount associated with the deployment of the TGN. Sales and marketing expenses were 0.9% and 0.6% of net revenue during the quarters ended December 31, 2000 and 1999, respectively. We expect these costs to increase both in absolute dollars and as a percentage of net revenue as we continue to build the sales and marketing staff and sell bandwidth capacity on the TGN.

   Research and development costs were $14.0 million and $13.0 million in the quarters ended December 31, 2000 and 1999, respectively. Research and development expenses increased due to additional personnel and equipment depreciation costs. Research and development expenses were 2.7% and 2.1% of net revenue during the quarters ended December 31, 2000 and 1999, respectively. The increase in research and development costs as a percentage of net revenue was due to lower project and service revenue for the current period as well as the increase in expenses.

   General and administrative costs were $28.3 million and $20.1 million during the quarters ended December 31, 2000 and 1999, respectively. The increase in general and administrative costs was due primarily to an increase in incentive bonus expense as compared to the quarter ended December 31, 1999. Also contributing to the increase in general and administrative expense was an increase in salary and benefits related to support functions for the TGN, as well as additional costs associated with investor relations and legal and accounting fees. General and administrative expenses were 5.4% and 3.2% of net revenue during the quarters ended December 31, 2000 and 1999, respectively. The increase in general and administrative costs as a percentage of net revenue was due to the increase in expenses and lower project and service revenue for the current period.

   EBITDA decreased $9.8 million, or 8.3%, to $108.7 million in the quarter ended December 31, 2000. Depreciation and amortization for the quarter ended December 31, 2000 was $18.7 million compared to $15.8 million for the quarter ended December 31, 1999. The increase of $2.9 million was principally from expanded manufacturing facilities and additions to machinery and equipment related to projected requirements for third party systems and the TGN.

 Interest Income (Expense), Net

   Interest income, net, was $22.7 million for the quarter ended December 31, 2000, as compared to $0.2 million of interest expense, net, for the quarter ended December 31, 1999. The change from net interest expense to net interest income of $22.9 million was principally due to an increase in interest income of $19.4 million. The increase in interest income is related to our increase in advances to Tyco and short-term investments under our cash management programs due to net proceeds received of $1.9 billion from our IPO. Additionally, we capitalized interest related to the deployment of the TGN of $5.1 million in the quarter ended December 31, 2000.

 Income Tax Expense

   The effective income tax rate was 33.0% and 35.4% during the quarters ended December 31, 2000 and 1999, respectively. The decrease was due to higher earnings in tax jurisdictions with lower income tax rates. We believe that we will generate sufficient future income to realize the tax benefits related to our deferred tax assets.

 Liquidity and Capital Resources

   As previously discussed, we are applying our capabilities to construct our own global undersea fiber optic network and sell our bandwidth capacity to others. We expect the transatlantic segment of the TGN to be operational in the second half of calendar 2001 and the remainder of the first phase, consisting of the transpacific and various European portions, by the end of 2002. We estimate that the cost to implement the first phase of the TGN, as currently contemplated, will be approximately $2.4 billion in fiscal 2001 and $3.2 billion in fiscal 2002, primarily for network construction. The net proceeds from our IPO included in short-term advances to Parent as well as cash flows from operations, including bandwidth capacity sales on our new network and current third party supply contracts, are expected to provide the majority of capital needed to fund the deployment of the first phase of the TGN through the end of 2002. In addition, under our credit agreement with Tyco, we have the capacity to borrow up to $1.25 billion to fund TGN deployment costs, if and as needed. The timing and sequence of implementing additional phases of the network will be based on future global and regional demand.

   As presented in the consolidated statement of cash flows, net cash provided by operating activities was $179.5 million in the quarter ended December 31, 2000. The significant changes in working capital in the quarter ended December 31, 2000 were a $104.7 million decrease in accounts receivable, a $66.4 million increase in inventories and an advance on TGN sales of $64.0 million.

   For the quarter ended December 31, 2000, the decrease in accounts receivable was primarily due to receipt of milestone payments on the SAm-1 and the Pacific Crossing-1 projects, partially offset by an increase in accounts receivable related to the Hibernia project. Inventory increased due to projected requirements for third party systems and the TGN.

   Our accounts receivable are largely comprised of accounts of a few major customers. At December 31, 2000, three customers comprised approximately 61% of total accounts receivable. We mitigate concentrations of credit risk through a review of a customer's credit history before extending credit and evaluating customers' ability to perform obligations under its agreements. We do not expect our customers to fail to meet their obligations under contracts given their credit rating or the financing in place for the applicable contracts. In addition, we establish an allowance for doubtful accounts based upon factors surrounding credit risk of specific customers and projects and historical trends. As we expand our undersea cable business to become a provider of bandwidth services, we believe the concentrations of credit risk will decrease due to an increased number of customers.

   During the quarter ended December 31, 2000, we used cash of $268.7 million for construction in progress on the TGN. We also incurred additional costs for land purchases related to the TGN, included in property, plant and equipment, and certain working capital items. Our cash outlay related to the construction of the TGN is expected to increase and aggregate to approximately $2.4 billion in fiscal year 2001. Total capital expenditures for property, plant and equipment, excluding amounts included in TGN construction in progress, were $33.3 million in the quarter ended December 31, 2000. These expenditures were primarily for manufacturing machinery and equipment, research and development test equipment and submersibles to install and maintain cable systems.

   In July 2000, we entered into an agreement with C2C Pte. Ltd. ("C2C"), a private cable development company led by Singapore Telecommunications Limited, for the supply of a 17,000-kilometer undersea fiber optic system connecting major cities in Asia, for approximately $1.1 billion. In connection with the supply agreement, TyCom Asia Networks Ltd., a wholly-owned subsidiary of TyCom, entered into a joint venture similarly led by Singapore Telecommunications, and committed to fund approximately $140 million for a 15% equity ownership in C2C. During the quarter ended December 31, 2000, we funded $24.4 million towards this investment.

   In October 2000, we entered into an agreement that enables us to lease six vessels which we had begun to construct and which will be completed and owned by a third party. This operating lease agreement provides for the use of the submarine cable installation and maintenance vessels beginning on the delivery date of each vessel and ending on or before October 2006. We may, at our option, purchase each vessel during or at the end of the lease term for 100% of the then outstanding amounts expended by the lessor for construction of each vessel. If we do not exercise the purchase option at or before the end of the lease term, we have guaranteed to pay the lessor the excess if any, of (i) approximately 84% of each ship's cost of construction less (ii) the value it would receive by selling each ship to another third party. The total minimum rental commitment under the non-cancelable leases is approximately $126.5 million for the period fiscal 2002 through 2006. During the quarter ended December 31, 2000, we received $38.4 million in a sale-leaseback transaction for certain equipment we originally purchased relating to these vessels.

   In December 2000, we entered into an agreement with C2C to purchase one dark fiber pair on the C2C cable system for $410.0 million and made an initial payment of $82.0 million. This purchase will allow the TGN to extend its reach into Asia. In addition, C2C agreed to purchase from TyCom a half-fiber pair and related equipment on the Pacific segment of the TGN for $320 million and made an initial payment of $64.0 million. Additional Payments required under these agreements will be made through fiscal 2002.

   Short-term advances to Tyco reflect cash balances generated from our IPO and operating activities that we transferred to Tyco to be included in Tyco's consolidated cash management system. These advances are subject to the terms of various cash management and loan agreements between TyCom and Tyco. Under the terms of these agreements, the funds are available to us on an as needed basis. Short-term advances decreased in the quarter ended December 31, 2000 from the level at September 30, 2000 due primarily to TGN expenditures.

   Tyco has provided short-term and long-term borrowings to us to finance our cash flow needs. Short-term loans have been provided by Tyco to temporarily fund project expenditures in locations where we had not yet established our own presence. At December 31, 2000, short-term loans of $10.7 million were outstanding and are included in accrued expenses and other current liabilities in our Consolidated Balance Sheet.

   At December 31, 2000, our total debt was $656.3 million, consisting primarily of long-term loans from Tyco issued in March 2000. We believe interest rates on these loans were no less favorable than those available to us at that time from a third party commercial lender. These loans are prepayable without penalty at par value at any time after March 2005. Prepayment of amounts outstanding prior to March 2005 requires a redemption premium of up to 5%.

   In January 2001, the Company entered into an agreement with Bezeq International Ltd. to form a joint venture to deploy, own, and sell bandwidth capacity on the Eastern Mediterranean segment of the TGN. TyCom will have an 80% ownership in the venture.

 Backlog

   At December 31, 2000, we had a backlog of unfilled orders of approximately $2,933.2 million, compared to a backlog of approximately $2,941.7 million at September 30, 2000. Backlog decreased from September 30, 2000 because we are devoting a substantial portion of our resources to designing and manufacturing the TGN and therefore taking on less work as a supplier of undersea fiber optic cable systems for others. This decrease in backlog was partially offset by a $320.0 million increase in backlog related to contracts signed for capacity sales on the TGN. Backlog also includes maintenance contracts of $688.7 million and $632.7 million as of December 31, 2000 and September 30, 2000, respectively.

Forward Looking Information

   Certain statements in this report are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All forward statements involve risks and uncertainties. In particular, any statement contained herein, in press releases, written statements or other documents filed with the Securities and Exchange Commission, or in our communications and discussions with investors and analysts in the normal course of business through meetings, phone calls and conference calls, regarding the consummation and benefits of future acquisitions, as well as expectations with respect to future sales, earnings, cash flows, operating efficiencies, product expansion, backlog and financings, are subject to known and unknown risks, uncertainties and contingencies, many of which are beyond our control, which may cause actual results, performance or achievements to differ materially from anticipated results, performances or achievements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

   Our exposure to market risk from changes in interest rates, foreign currency exchange rates and commodity prices has not changed materially from our exposure as of the most recent year ended September 30, 2000.

                           PART II--OTHER INFORMATION

Item 1. Legal Proceedings

   In the Global Crossing Litigation disclosed under "Item 3--Legal Proceedings" in TyCom's 10-K, the date for completion of all party and third-party fact discovery has been extended to June 1, 2001. In the Global Crossing Arbitration disclosed under "Item 3--Legal Proceedings" in TyCom's 10-K, evidentiary hearings commenced on December 18, 2000 and are continuing.

Item 6. Exhibits and Reports on Form 8-K

   None.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 13th day of February 2001.

                                          TyCom Ltd.

                                                   /s/ Mark H. Swartz
                                          By: _________________________________
                                                      Mark H. Swartz
                                                      Vice President
                                                 (Duly Authorized Officer)

                                                 /s/ David W. Van Rossum
                                          By: _________________________________
                                                    David W. Van Rossum
                                            Vice President and Chief Financial
                                                          Officer
                                                 (Principal Accounting and
                                                    Financial Officer)