Form 10-Q
period 2001-03-31
TYCOM LTD
filed 2001-05-11
CIK 1108511

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

                 For the quarterly period ended March 31, 2001

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

                               -----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   The number of common shares outstanding as of April 20, 2001 was 506,159,600.


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                  TYCOM LTD.

                              INDEX TO FORM 10-Q

                                                                                              Page
                                                                                              ----
Part I--Financial Information:

Item 1--Financial Statements

   Consolidated Balance Sheets as of March 31, 2001 (Unaudited) and September 30, 2000.......    1

   Consolidated Statements of Operations (Unaudited) for the Quarters and Six Months ended
     March 31, 2001 and 2000.................................................................    2

   Consolidated Statements of Cash Flows (Unaudited) for the Six Months ended March 31, 2001
     and 2000................................................................................    3

   Notes to Consolidated Financial Statements (Unaudited)....................................    4

Item 2--Management's Discussion and Analysis of Financial Condition and Results of Operations    9

Item 3--Quantitative and Qualitative Disclosures About Market Risk...........................   15

Part II--Other Information:

Item 4--Submission of Matters to a Vote of Security Holders..................................   16

Item 6--Exhibits and Reports on Form 8-K.....................................................   16

                         PART I--FINANCIAL INFORMATION

Item 1. Financial Statements

                                  TYCOM LTD.

                          CONSOLIDATED BALANCE SHEETS
                       (in millions, except share data)

                                                                                  March 31,  September 30,
                                                                                    2001         2000
                                                                                 ----------  ------------
                                                                                 (Unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents....................................................   $  252.6      $   91.0
   Short-term advances to Parent................................................    1,209.2       2,047.1
   Receivables, less allowance for doubtful accounts of $49.4 at March 31, 2001
     and $47.8 at September 30, 2000............................................      315.5         325.8
   Contracts in process.........................................................      113.4         222.2
   Inventories..................................................................      211.9         129.5
   Deferred income taxes........................................................       69.3          63.4
   Other current assets.........................................................       16.5          12.5
                                                                                 ----------  ------------
   Total current assets.........................................................    2,188.4       2,891.5
Construction in Progress--TyCom Global Network..................................      873.4         111.1
Property, Plant and Equipment, Net..............................................      613.9         593.1
Goodwill and Other Intangible Assets, Net.......................................      303.5         307.8
Deferred Income Taxes...........................................................      144.1         112.8
Other Assets....................................................................       93.3          72.0
                                                                                 ----------  ------------
       Total Assets.............................................................   $4,216.6      $4,088.3
                                                                                 ==========  ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Loans payable and current maturities of long-term debt.......................   $    2.3      $    2.2
   Accounts payable.............................................................      462.1         253.2
   Accrued expenses and other current liabilities...............................      262.0         257.3
   Income taxes payable.........................................................       66.5          60.5
   Contracts in process--billings in excess of costs............................      340.0         593.1
   Deferred revenue.............................................................        8.4          34.3
                                                                                 ----------  ------------
   Total current liabilities....................................................    1,141.3       1,200.6
Long-Term Debt..................................................................      652.7         653.5
Other Long-Term Liabilities.....................................................      183.2          21.3
                                                                                 ----------  ------------
       Total Liabilities........................................................    1,977.2       1,875.4
Commitments and Contingencies (Note 9)
Minority Interest...............................................................       49.3          51.4
Shareholders' Equity:
Preference shares, $1.00 par value, 600,000,000 shares authorized; none issued..         --            --
Common shares, $0.25 par value, 3,000,000,000 shares authorized; 520,390,000 and 520,300,000 issued as of March 31, 2001 and September 30, 2000,
  respectively..................................................................      130.1         130.1
Share premium...................................................................    2,113.1       2,113.1
Contributed surplus, net of deferred compensation of $0.9 at March 31, 2001
  and $1.3 at September 30, 2000................................................       13.2          13.4
Shares owned by subsidiary, at cost, 7,510,400 shares as of March 31, 2001......     (108.0)           --
Accumulated earnings (deficit)..................................................      102.5         (38.8)
Accumulated comprehensive loss..................................................      (60.8)        (56.3)
                                                                                 ----------  ------------
       Total Shareholders' Equity...............................................    2,190.1       2,161.5
                                                                                 ----------  ------------
       Total Liabilities and Shareholders' Equity...............................   $4,216.6      $4,088.3
                                                                                 ==========  ============

          See Notes to Consolidated Financial Statements (Unaudited).

                                  TYCOM LTD.

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     (in millions, except per share data)

                                                           For the Quarters For the Six Months
                                                           Ended March 31,    Ended March 31,
                                                           ---------------- -------------------
                                                             2001    2000     2001      2000
                                                            ------  ------  --------  --------
Revenue from product sales................................  $546.4  $603.7  $1,043.0  $1,196.2
Service revenue...........................................    19.7    42.9      46.3      79.6
                                                           ------   ------  --------  --------
Net revenue...............................................   566.1   646.6   1,089.3   1,275.8
Cost of product sales.....................................   417.1   467.7     788.2     934.1
Cost of services..........................................    17.2    22.4      32.2      45.4
Sales and marketing.......................................     5.4     3.1      10.2       7.1
Research and development..................................    16.6    13.7      30.6      26.7
General and administrative................................    29.5    22.2      57.8      42.3
                                                           ------   ------  --------  --------
Operating income..........................................    80.3   117.5     170.3     220.2
Interest income (expense), net............................    22.3    (1.0)     45.0      (1.2)
                                                           ------   ------  --------  --------
Income before income taxes and minority interest..........   102.6   116.5     215.3     219.0
Income tax provision......................................   (31.7)  (43.2)    (68.9)    (79.5)
Minority interest.........................................    (2.4)   (1.1)     (5.1)     (4.3)
                                                           ------   ------  --------  --------
Net income................................................  $ 68.5  $ 72.2  $  141.3  $  135.2
                                                           ======   ======  ========  ========
Earnings per common share (Note 5):
  Basic...................................................  $ 0.13  $ 0.16  $   0.27  $   0.30
  Diluted.................................................  $ 0.13  $ 0.16  $   0.27  $   0.30
Average common shares used in computing earnings per share
  (Note 5):
  Basic...................................................   519.6   450.0     520.0     450.0
  Diluted.................................................   519.7   450.0     520.0     450.0

          See Notes to Consolidated Financial Statements (Unaudited).

                                  TYCOM LTD.

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in millions)

                                                                                  For the Six Months
                                                                                   Ended March 31,
                                                                                  ------------------
                                                                                    2001      2000
                                                                                   -------  -------
Cash Flows From Operating Activities:
Net income.......................................................................  $ 141.3  $ 135.2
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation..................................................................     33.3     27.9
   Goodwill and other intangible amortization....................................      4.9      5.1
   Deferred income taxes.........................................................    (37.1)    (9.3)
   Provisions for losses on receivables and inventories..........................     52.6     59.0
   Minority interest.............................................................      7.9      6.7
   Other non-cash items..........................................................     (0.2)    10.3
   Changes in assets and liabilities:
       Receivables...............................................................      7.8   (156.5)
       Inventories...............................................................   (128.0)   (35.0)
       Other current assets......................................................     (4.8)     0.5
       Accounts payable..........................................................     83.4    (19.6)
       Accrued expenses and other current liabilities............................     18.7     54.0
       Contracts in process, net.................................................   (144.3)    26.4
       Advances on TyCom Global Network sales....................................    138.6       --
       Income taxes payable......................................................      6.0      0.5
       Deferred revenue..........................................................     (1.9)    30.5
                                                                                  -------   -------
          Net cash provided by operating activities..............................    178.2    135.7
                                                                                  -------   -------
Cash Flows From Investing Activities:
Construction in progress--TyCom Global Network...................................   (707.8)      --
Purchase of property, plant and equipment........................................    (93.2)   (66.1)
Proceeds from sale-leaseback (Note 9)............................................     38.4       --
Increase in investments..........................................................    (50.5)      --
(Increase) decrease in long-term receivables.....................................     (0.1)     9.3
Other............................................................................     (1.3)    (0.5)
                                                                                  -------   -------
          Net cash used in investing activities..................................   (814.5)   (57.3)
                                                                                  -------   -------
Cash Flows From Financing Activities:
Net proceeds from short-term advances to Parent..................................    845.2    416.0
Repayments of long-term debt.....................................................     (0.8)    (1.1)
Net proceeds on long-term loan from Parent.......................................       --     48.6
Repurchase of common shares by subsidiary........................................    (39.0)      --
Change in Parent company investment..............................................       --   (530.9)
Distributions to minority interest...............................................    (10.0)    (8.8)
Other............................................................................      2.5      1.0
                                                                                  -------   -------
          Net cash provided by (used in) financing activities....................    797.9    (75.2)
                                                                                  -------   -------
Net increase in cash and cash equivalents........................................    161.6      3.2
Cash and cash equivalents at beginning of period.................................     91.0     12.1
                                                                                  -------   -------
Cash and cash equivalents at end of period.......................................  $ 252.6  $  15.3
                                                                                  =======   =======

          See Notes to Consolidated Financial Statements (Unaudited).

                                  TYCOM LTD.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

   The unaudited consolidated financial statements presented herein include the consolidated accounts of TyCom Ltd. and its subsidiaries (the "Company" or "TyCom"). Tyco International Ltd. and its subsidiaries, excluding TyCom, are referred to herein as the "Parent" or "Tyco." The consolidated financial statements present TyCom's consolidated financial position and the results of its operations as a subsidiary of Tyco for periods prior to TyCom's initial public offering in July 2000 ("IPO"), including adjustments necessary for the fair presentation of the business, and as a stand-alone entity subsequent to the IPO. The consolidated financial statements presented may not be indicative of the results that would have been achieved had the Company operated as a separate, stand-alone entity prior to its IPO.

   The financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles in the United States. These statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000.

   These financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards in the United States, but in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position and the results of its operations. All references in the Form 10-Q to "$" are to U.S. dollars.

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

  Revenue Recognition

   In June 1999, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 43, "Real Estate Sales, an interpretation of FASB Statement No. 66." This interpretation clarifies that sales of real estate with property improvements or integral equipment that cannot be removed and used separately from the real estate without incurring significant costs should be accounted for under FASB Statement No. 66, "Accounting for Sales of Real Estate." The interpretation and application of FASB Interpretation No. 43 as it relates to the telecommunications industry and the sale of capacity on undersea communications systems is still evolving and is currently under discussion with the accounting standard setting boards. The application of this interpretation may result in delaying the recognition of revenue and related profits for cash received for certain capacity sales contracts on undersea communications systems that do not satisfy the requirements of FASB Statement No. 66. However, TyCom does not believe that deferring the recognition of revenue would have any impact on the future business operations or the reporting of future cash flows. To the extent that contracts satisfy the requirements for sales type lease accounting, revenue and related profits may be recognized without deferral. There will be no impact to TyCom's historical financial statements since no capacity sales have been recognized to date.

                                  TYCOM LTD.

3. Long-Term Debt

   Long-term debt is as follows ($ in millions):

                                                March 31, September 30,
                                                  2001        2000
                                                --------  ------------
         8.00% peseta denominated note due 2003   $  5.0        $  5.7
         7.25% loan from Parent due 2010.......    200.0         200.0
         7.50% loan from Parent due 2012.......    250.0         250.0
         7.50% loan from Parent due 2015.......    200.0         200.0
                                                --------  ------------
            Total debt.........................    655.0         655.7
         Less current portion..................     (2.3)         (2.2)
                                                --------  ------------
         Long-term debt........................   $652.7        $653.5
                                                ========  ============

4. Interest Income (Expense), Net

   Interest income (expense), net, is comprised of the following ($ in millions):

                                              For the Quarters For the Six Months
                                                   Ended             Ended
                                                 March 31,         March 31,
                                              ---------------- ------------------
                                                2001    2000     2001      2000
                                               ------  ------   ------    ------
Third party interest income (expense), net...  $  0.9  $ (0.2)   $  6.1   $   --
Interest income-short-term advances to Parent    23.5    10.3      48.3     20.8
Interest expense-short-term loans from Parent      --    (0.2)     (0.3)    (0.4)
Interest expense-long-term loans from Parent.   (14.1)  (10.9)    (26.2)   (21.6)
Capitalized interest related to
  TyCom Global Network.......................    12.0      --      17.1       --
                                              ------   ------  ------    ------
Interest income (expense), net...............  $ 22.3  $ (1.0)   $ 45.0   $ (1.2)
                                              ======   ======  ======    ======

5. Earnings Per Common Share

   TyCom's capital structure was established immediately prior to the initial public offering of its common shares in July 2000. In accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 98 "Earnings Per Share in an Initial Public Offering", the capitalization of common shares has been retroactively reflected for the purposes of presenting earnings per share for the quarter and six months ended March 31, 2000.

   The following table presents the calculation of basic and diluted earnings per common share (in millions, except per share data):

                                             For the Quarters For the Six Months
                                                  Ended             Ended
                                                March 31,         March 31,
                                             ---------------- ------------------
                                               2001    2000     2001      2000
                                              ------  ------   ------    ------
Net income..................................   $ 68.5  $ 72.2    $141.3   $135.2
                                             ======   ======  ======    ======
Average shares--basic.......................    519.6   450.0     520.0    450.0
Effect of dilutive securities:
Share options...............................      0.1      --        --       --
                                             ------   ------  ------    ------
Average shares--diluted.....................    519.7   450.0     520.0    450.0
                                             ======   ======  ======    ======
Earnings per common share--basic and diluted   $ 0.13  $ 0.16    $ 0.27   $ 0.30
                                             ======   ======  ======    ======

                                  TYCOM LTD.

5. Earnings Per Common Share--(Continued)

   The computation of diluted earnings per common share in the quarter and six months ended March 31, 2001 excludes the effect of the assumed exercise of approximately 21.4 million stock options that were outstanding as of March 31, 2001 because the effect would be anti-dilutive.

6. Shareholders' Equity

   In March 2001, the Board of Directors authorized the expenditure of up to $500 million to repurchase TyCom common shares. Through March 31, 2001, the Company had repurchased approximately 7.5 million common shares at a cost of $108.0 million.

7. Comprehensive Income

   Total comprehensive income and its components are as follows ($ in millions):

                                              For the Quarters For the Six Months
                                                   Ended             Ended
                                                 March 31,         March 31,
                                              ---------------- ------------------
                                                2001    2000     2001      2000
                                               ------  ------   ------    ------
Net income...................................  $ 68.5  $ 72.2    $141.3   $135.2
   Foreign currency translation adjustment...   (19.3)  (15.8)     (3.6)   (30.2)
   Unrealized loss on derivative hedge.......    (1.3)     --      (0.9)      --
                                              ------   ------  ------    ------
Total comprehensive income...................  $ 47.9  $ 56.4    $136.8   $105.0
                                              ======   ======  ======    ======

8. Supplementary Balance Sheet Information

   Selected supplementary balance sheet information is presented below ($ in millions):

                                                           March 31, September 30,
                                                             2001        2000
                                                           --------  ------------
Inventories:
   Purchased materials and manufactured parts.............  $ 162.8       $ 106.2
   Work in process........................................     15.1          17.3
   Finished goods.........................................     34.0           6.0
                                                           --------  ------------
                                                            $ 211.9       $ 129.5
                                                           ========  ============
Property, Plant and Equipment:
   Land...................................................  $  19.8       $   7.5
   Buildings..............................................     59.0          57.6
   Machinery and equipment................................    321.7         290.2
   Ships and submersibles.................................    314.0         310.4
   Leasehold improvements.................................     12.7          11.7
   Construction in process................................    126.5         119.5
   Accumulated depreciation...............................   (239.8)       (203.8)
                                                           --------  ------------
                                                            $ 613.9       $ 593.1
                                                           ========  ============
Accrued expenses and other current liabilities include the
  following:
   Accrued warranties and liquidated damages..............  $ 140.1       $ 123.2
                                                           ========  ============

                                  TYCOM LTD.

9. Commitments and Contingencies

   In July 2000, TyCom entered into an agreement with C2C Pte. Ltd. ("C2C"), a private cable development company led by Singapore Telecommunications Limited, for the supply of a 17,000-kilometer undersea fiber optic system connecting major cities in Asia, for approximately $1.1 billion. In connection with the supply agreement, TyCom Asia Networks Ltd., a wholly-owned subsidiary of TyCom, entered into a joint venture similarly led by Singapore Telecommunications, and committed to fund approximately $140.0 million for a 15% equity ownership in C2C. During the six months ended March 31, 2001, the Company funded $47.0 million towards this investment, which is included in other assets in the Consolidated Balance Sheet.

   In October 2000, TyCom entered into an agreement, which is guaranteed by the Parent, to lease six submarine cable installation and maintenance vessels, which it had begun to construct and which will be completed and owned by a third party. The lease term begins on the delivery date of each vessel and ends on or before October 2006. The Company, at its option, may purchase each vessel during or at the end of the lease term for 100% of the then outstanding amounts expended by the lessor for construction of each vessel. If the Company does not exercise its purchase option at or before the end of the lease term, the Company must pay the lessor the excess, if any, of (i) approximately 84% of each vessel's cost of construction less (ii) the proceeds from the sale of the vessel to a third person. At March 31, 2001, the total minimum rental commitment under these non-cancelable leases is approximately $96.3 million for the five year period fiscal 2002 through 2006. During the six months ended March 31, 2001, the Company received $38.4 million in a sale-leaseback transaction for certain equipment originally purchased by TyCom relating to these vessels.

   In December 2000, TyCom entered into an agreement with C2C to purchase one dark fiber pair on the C2C cable system for $410.0 million. TyCom made payments of $196.8 million under this agreement during the six months ended March 31, 2001, which are included in construction in progress--TyCom Global Network in the Consolidated Balance Sheet. This purchase will allow TyCom to extend the reach of the TyCom Global Network ("TGN") into Asia. In addition, C2C agreed to purchase from TyCom a half-fiber pair and related equipment on the transpacific portion of the TGN for $320.0 million. C2C made payments of $138.6 million during the six months ended March 31, 2001, which are included in other long-term liabilities in the Consolidated Balance Sheet. Additional payments required under these agreements will be made through fiscal 2002.

   During the six months ended March 31, 2001, TyCom entered into twelve facility leases primarily associated with the implementation of the TGN. The total commitment under these facility operating leases is $363.9 million payable through 2016.

   In January 2001, the Company entered into an agreement with Bezeq International Ltd. to form a joint venture to deploy, own and sell bandwidth capacity on the Eastern Mediterranean segment of the TGN. TyCom will have an 80% ownership in the venture.

   As reported in the Company's Annual Report on Form 10-K, filed December 21, 2000, the Company and its subsidiaries are involved in litigation and arbitration with Global Crossing Ltd. and certain of its affiliates. Evidentiary hearings in the Global Crossing arbitration commenced on December 18, 2000 and are continuing.

10. Related Party Transactions

   Certain services are provided to the Company by the Parent, primarily related to financial, treasury, tax, legal, audit, human resource and risk management functions. Under the terms of the service agreement between the Company and Parent, the Company was charged a fee equal to 1.0% of net revenue for these services during the quarter and six months ended March 31, 2001, which is included in general and administrative expenses in the Consolidated Statements of Operations.

                                  TYCOM LTD.

10. Related Party Transactions--(Continued)

   The Company purchases various operational services, such as fire protection and engineering, and certain of the components for its manufactured products, such as wire, circuit boards, batteries and power supplies from subsidiaries of Tyco. These purchases are at prices which approximate market. Purchases from these related entities were $21.2 million and $32.7 million during the quarter and six months ended March 31, 2001, respectively, and $7.2 million and $15.8 million during the quarter and six months ended March 31, 2000, respectively. Amounts due on these purchases were $7.0 million and $1.5 million as of March 31, 2001 and September 30, 2000, respectively, and are included in accounts payable in the Consolidated Balance Sheets.

   The Parent provided the Company with short-term loans to fund temporarily project expenditures in locations where TyCom had not yet established its own presence. The amounts outstanding under these types of short-term loans at September 30, 2000 were $10.7 million and are included in accrued expenses and other current liabilities in the Consolidated Balance Sheets. At March 31, 2001, no short-term loans were outstanding. See Notes 3 and 4 for a discussion of loans from Parent included in long-term debt and interest expense, respectively.

11. Subsequent Events

   In April 2001, TyCom entered into a supply contract with DishnetDSL Limited to build the SEACN (South East Asia Cable Network) system. This system would connect with the TGN's transpacific segment to extend its reach to India. Completion of this arrangement is subject to DishnetDSL obtaining adequate funding, which would then require both companies to commit to purchase capacity on each others' respective systems and commit TyCom to make an equity investment in Dishnet.

   In April 2001, TyCom agreed in principle to join FLAG Telecom's previously announced transpacific network in a joint development arrangement. TyCom will receive contracts to build the complete transpacific ring. TyCom will acquire through this joint development arrangement four fiber pairs on this transpacific ring to create the transpacific portion of the TGN. TyCom, through its Seahorse program, will also receive a contract to provide wet maintenance on both FLAG Telecom's transpacific network as well as FLAG Telecom's new transatlantic system, which is scheduled to go into service in the second quarter of this year.

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

   We expect revenue through the third quarter of fiscal 2001 to be derived primarily from designing, building and installing systems for our customers and providing maintenance and service to them. Following the completion of the transatlantic segment of the TGN in the second half of fiscal 2001, our revenues will be derived from both third party system sales and the sale and lease of bandwidth capacity on the TGN. We plan to continue to provide our products and services to others while deploying the TGN. During construction of the transatlantic portion of the TGN, which began in the fourth quarter of fiscal 2000, revenues and operating income have and are expected to continue to decrease. During the same period, operating expenses are expected to increase due to building the TGN infrastructure, including network operations, sales and marketing, research and development and administration.

Results of Operations

   Net income was $68.5 million for the quarter ended March 31, 2001, as compared to $72.2 million for the quarter ended March 31, 2000. Net income was $141.3 million for the six months ended March 31, 2001, as compared to $135.2 million for the six months ended March 31, 2000. The operating results discussed below, which are presented in accordance with Generally Accepted Accounting Principles in the United States ("GAAP"), are supplemented by a discussion of earnings before interest, income taxes, depreciation and amortization ("EBITDA"). As the focus of our business transitions to deploying the TGN and selling bandwidth capacity, we will use EBITDA as one of our key indicators of performance. EBITDA is commonly used in the communications industry to analyze companies' operating performance. EBITDA, however, should not be considered an alternative to operating or net income as an indicator of the performance of our business, or as an alternative to cash flows from operating activities as a measure of liquidity, in each case determined in accordance with GAAP.

   In June 1999, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 43, "Real Estate Sales, an interpretation of FASB Statement No. 66." This interpretation clarifies that sales of real estate with property improvements or integral equipment that cannot be removed and used separately from the real estate without incurring significant costs should be accounted for under FASB Statement No. 66, "Accounting for Sales of Real Estate." The interpretation and application of FASB Interpretation No. 43 as it relates to the telecommunications industry and the sale of capacity on undersea communications systems is still evolving and is currently under discussion with the accounting standard setting boards. The application of this interpretation may result in our delaying the recognition of revenue and related profits for cash received for certain capacity sales contracts on undersea communications systems that do not satisfy the requirements of FASB Statement No. 66. However, we do not believe that deferring the recognition of revenue would have any impact on our future business operations or the reporting of our future cash flows. To the extent that contracts satisfy the requirements for sales type lease accounting, revenue and related profits may be recognized without deferral. There will be no impact to our historical financial statements since no capacity sales have been recognized to date.

Quarter Ended March 31, 2001 Compared to Quarter Ended March 31, 2000

  Revenues

   Net revenue decreased 12.4% during the quarter ended March 31, 2001 to $566.1 million from $646.6 million in the quarter ended March 31, 2000. This decrease occurred because of our decision to devote a substantial portion of our resources to designing, constructing and deploying the TGN. Revenue from product sales decreased 9.5% to $546.4 million from $603.7 million. The decline in product sales was primarily due to a decrease in revenue recognized on SAm-1 (a decrease of $147 million), Yellow (a decrease of $127 million), Pacific Crossing-1 (a decrease of $46 million) and SAFE (a decrease of $35 million) as these contracts neared completion, partially offset by revenue growth with C2C (an increase of $279 million) and Australia-Japan (an increase of $55 million). The SAm-1 system was contracted in July 1999 and connects major telecommunications centers around South America. The Yellow cable system was contracted in June 1999 and connects the United States and the United Kingdom. The Pacific Crossing-1 system was contracted in April 1998 and connects the United States and Japan. The SAFE system was contracted in December 1999 and connects South Africa to the Far East. The C2C system was contracted in July 2000 and consists of a 17,000 kilometer, eight fiber pair ring connecting several countries in the Asia-Pacific region. The Australia-Japan system was contracted in July 2000 and connects Australia, Guam and Japan.

   Service revenue decreased $23.2 million from $42.9 million in the quarter ended March 31, 2000 to $19.7 million in the quarter ended March 31, 2001. The decrease was a result of the expiration of the Atlantic Cable Maintenance Agreement and the transfer of certain of our ships from maintenance to installation in fiscal year 2001. Also contributing to the decrease in service revenue was the termination of an operations, administration and maintenance contract in connection with the settlement of a portion of the Global Crossing arbitration in August 2000.

  Operating Results

   Operating income decreased $37.2 million, or 31.7%, to $80.3 million in the quarter ended March 31, 2001. Operating income was 14.2% of net revenue in the quarter ended March 31, 2001, as compared to 18.2% in the second quarter of fiscal 2000. The decrease in operating income resulted from the decrease in product and service revenue and an increase in operating expenses, discussed below. These factors were partially offset by decreases in provisions for bad debt and excess and obsolete inventory.

   Sales and marketing expenses were $5.4 million and $3.1 million during the quarters ended March 31, 2001 and 2000, respectively. The increase in sales and marketing costs was primarily due to increased headcount associated with the deployment of the TGN. Sales and marketing expenses were 1.0% and 0.5% of net revenue during the quarters ended March 31, 2001 and 2000, respectively. We expect these costs to increase both in absolute dollars and as a percentage of net revenue as we continue to build the sales and marketing staff and incur commission expenses to sell bandwidth capacity on the TGN.

   Research and development costs were $16.6 million and $13.7 million in the quarters ended March 31, 2001 and 2000, respectively. Research and development expenses increased due to additional personnel and equipment depreciation costs. Research and development expenses were 2.9% and 2.1% of net revenue during the quarters ended March 31, 2001 and 2000, respectively. The increase in research and development costs as a percentage of net revenue was due to the $2.9 million increase in costs as well as lower product and service revenue for the current period.

   General and administrative costs were $29.5 million and $22.2 million during the quarters ended March 31, 2001 and 2000, respectively. The increase in general and administrative costs was due primarily to increases in incentive bonus expense and costs related to the customer care center and corporate headquarters in Bermuda. Also contributing to the increase in general and administrative costs were an increase in salary and benefits related to support functions for the TGN, as well as additional costs associated with investor relations, legal and accounting fees. General and administrative expenses were 5.2% and 3.4% of net revenue during the quarters ended March 31, 2001 and 2000, respectively. The increase in general and administrative costs as a percentage of net revenue was due to the increase in expenses and lower product and service revenue for the current period.

   EBITDA decreased $34.9 million, or 25.9%, to $99.8 million in the quarter ended March 31, 2001 compared to the quarter ended March 31, 2000. Depreciation and amortization for the quarter ended March 31, 2001 was $19.5 million compared to $17.2 million for the quarter ended March 31, 2000. The increase of $2.3 million was principally from expanded manufacturing facilities and additions to machinery and equipment related to projected requirements for third party systems and the TGN.

  Interest Income (Expense), Net

   Interest income, net, was $22.3 million for the quarter ended March 31, 2001, as compared to $1.0 million of interest expense, net, for the quarter ended March 31, 2000. The change of $23.3 million from net interest expense to net interest income was due primarily to an increase in interest income of $14.3 million and capitalized interest related to the deployment of the TGN of $12.0 million in the quarter ended March 31, 2001. The increase in interest income is related to an increase in advances to Tyco and short-term investments under our cash management programs due to net proceeds received of $1.9 billion from the IPO.

  Income Tax Expense

   The effective income tax rates were 30.9% and 37.1% during the quarters ended March 31, 2001 and 2000, respectively. The decrease was due to higher actual and projected earnings in tax jurisdictions with lower income tax rates. We believe that we will generate sufficient future income to realize the tax benefits related to our deferred tax assets.

Six Months Ended March 31, 2001 Compared to Six Months Ended March 31, 2000

  Revenues

   Net revenue decreased 14.6% during the six months ended March 31, 2001 to $1,089.3 million from $1,275.8 million in the six months ended March 31, 2000. This decrease occurred because of our decision to devote a substantial portion of our resources to designing, constructing and deploying the TGN. Revenue from product sales decreased 12.8% to $1,043.0 million from $1,196.2 million. The decline in product sales was primarily due to a decrease in revenue recognized on Pacific Crossing-1 (a decrease of $250 million), SAm-1 (a decrease of $155 million) and Yellow (a decrease of $149 million) as these contracts neared completion, partially offset by revenue growth on C2C (an increase of $359 million) and Australia-Japan (an increase of $103 million).

   Service revenue decreased $33.3 million from $79.6 million in the six months ended March 31, 2000 to $46.3 million in the six months ended March 31, 2001. The decrease was a result of the expiration of the Atlantic Cable Maintenance Agreement and the transfer of certain of our ships from maintenance to installation in fiscal year 2001. Also contributing to the decrease in service revenue was the termination of an operations, administration and maintenance contract in connection with the settlement of a portion of the Global Crossing arbitration in August 2000.

  Operating Results

   Operating income decreased $49.9 million, or 22.7%, to $170.3 million in the six months ended March 31, 2001. Operating income was 15.6% of net revenue in the six months ended March 31, 2001, as compared to 17.3% in the six months ended March 31, 2000. The decrease in operating income resulted from the decrease in product and service revenue and an increase in sales and marketing, research and development and general and administrative expenses, as discussed below. In addition, operating income was negatively impacted by an increase in bad debt provisions. These factors were partially offset by a decrease in provisions for excess and obsolete inventory, a decrease in expense for liquidated damages and an increase in profit margins on product revenue due to a change in contract mix.

   Sales and marketing expenses were $10.2 million and $7.1 million during the six months ended March 31, 2001 and 2000, respectively. The increase in sales and marketing costs was primarily due to increased headcount associated with the deployment of the TGN. Sales and marketing expenses were 0.9% and 0.6% of net revenue during the six months ended March 31, 2001 and 2000, respectively. We expect these costs to increase both in absolute dollars and as a percentage of net revenue as we continue to build the sales and marketing staff and incur commission expenses to sell bandwidth capacity on the TGN.

   Research and development costs were $30.6 million and $26.7 million in the six months ended March 31, 2001 and 2000, respectively. Research and development expenses increased due to additional personnel and equipment depreciation costs. Research and development expenses were 2.8% and 2.1% of net revenue during the six months ended March 31, 2001 and 2000, respectively. The increase in research and development costs as a percentage of net revenue was due to the $3.9 million increase in costs as well as lower product and service revenue for the current period.

   General and administrative costs were $57.8 million and $42.3 million during the quarters ended March 31, 2001 and 2000, respectively. The increase in general and administrative costs was primarily due to an increase in incentive bonus expense and an increase in costs related to the customer care center and corporate headquarters in Bermuda. Also contributing to the increase in general and administrative expenses were an increase in salary and benefits related to support functions for the TGN, as well as additional costs associated with investor relations, legal and accounting fees. General and administrative expenses were 5.3% and 3.3% of net revenue during the quarters ended March 31, 2001 and 2000, respectively. The increase in general and administrative costs as a percentage of net revenue was due to the increase in expenses and lower product and service revenue for the current period.

   EBITDA decreased $44.7 million, or 17.7%, to $208.5 million in the six months ended March 31, 2001 compared to the six months ended March 31, 2000. Depreciation and amortization for the six months ended March 31, 2001 was $38.2 million compared to $33.0 million for the six months ended March 31, 2000. The increase of $5.2 million was principally from expanded manufacturing facilities and additions to machinery and equipment related to projected requirements for third party systems and the TGN.

  Interest Income (Expense), Net

   Interest income, net, was $45.0 million for the six months ended March 31, 2001, as compared to $1.2 million of interest expense, net, for the six months ended March 31, 2000. The change of $46.2 million from net interest expense to net interest income was due primarily to an increase in interest income of $33.7 million and capitalized interest related to the deployment of the TGN of $17.1 million in the six months ended March 31, 2001. The increase in interest income is related to an increase in advances to Tyco and short-term investments under our cash management programs due to net proceeds received of $1.9 billion from the IPO.

  Income Tax Expense

   The effective income tax rates were 32.0% and 36.3% during the six months ended March 31, 2001 and 2000, respectively. The decrease was due to higher actual and projected earnings in tax jurisdictions with lower income tax rates. We believe that we will generate sufficient future income to realize the tax benefits related to our deferred tax assets.

Liquidity and Capital Resources

   As previously discussed, we are applying our capabilities to develop and build our own global undersea fiber optic network and sell our bandwidth capacity to others. We expect the transatlantic segment of the TGN to be operational in the second half of fiscal 2001, and the remainder of the first phase, consisting of the transpacific and various European portions, by the end of calendar 2002. We currently estimate that the cost to implement the first phase of the TGN will be approximately $1.8 billion in fiscal 2001 and $2.5 billion in fiscal 2002, primarily for network construction. These amounts are less than previous estimates of $2.4 billion and $3.2 billion, respectively, as a result of our joint agreement with FLAG Telecom for the construction of the transpacific network; lower costs than previously anticipated on the purchase of electronic equipment and components; and on the purchase of backhaul connections instead of constructing it as originally planned. The capital needed to fund the deployment of the first phase of the TGN through the end of calendar 2002 is expected to come from the net proceeds from the IPO, included in short-term advances to Parent, as well as cash flows from operations. In addition, under our credit agreement with Tyco, we have the capacity to borrow up to $1.25 billion to fund TGN deployment costs, if and as needed. The timing and sequence of implementing additional phases of the network will be based on future global and regional demand.

   As presented in the consolidated statement of cash flows, net cash provided by operating activities was $178.2 million in the six months ended March 31, 2001. The significant changes in working capital in the six months ended March 31, 2001 were a $144.3 million decrease in net contracts in process, a $138.6 million increase in advances on TGN sales and a $128.0 million increase in inventory. The decrease in contracts in process was due to the timing of billings on certain contracts nearing completion. Inventory increased due to projected requirements for third party systems and the TGN.

   At March 31, 2001, three customers comprised approximately 42% of total accounts receivable. We review each customer's credit history before extending credit and evaluate each customers' ability to perform obligations under its agreements. We do not expect our customers to fail to meet their obligations under contracts given their credit rating or the financing in place for the applicable contracts. In addition, we establish an allowance for doubtful accounts based upon factors surrounding credit risk of specific customers and contracts and historical trends. As we expand our undersea cable business to become a provider of bandwidth services, we believe the concentrations of credit risk will decrease due to an increased number of customers.

   During the six months ended March 31, 2001, we used cash of $707.8 million for construction of the TGN. We also incurred additional costs of $26.9 million for land and operational support systems related to the TGN, included in property, plant and equipment. Our cash outlay related to the construction of the TGN is expected to increase and aggregate to approximately $1.8 billion in fiscal year 2001. Capital expenditures for property, plant and equipment, excluding amounts directly related to the TGN, were $66.3 million in the six months ended March 31, 2001. These expenditures were primarily for manufacturing machinery and equipment, research and development test equipment and submersibles to install and maintain cable systems.

   In July 2000, we entered into an agreement with C2C Pte. Ltd. ("C2C"), a private cable development company led by Singapore Telecommunications Limited, for the supply of a 17,000-kilometer undersea fiber optic system connecting major cities in Asia, for approximately $1.1 billion. In connection with the supply agreement, TyCom Asia Networks Ltd., a wholly-owned subsidiary of TyCom, entered into a joint venture similarly led by Singapore Telecommunications, and committed to fund approximately $140.0 million for a 15% equity ownership in C2C. During the six months ended March 31, 2001, we funded $47.0 million towards this investment, which is included in other assets in the Consolidated Balance Sheet.

   In October 2000, we entered into an agreement, which is guaranteed by our Parent, to lease six submarine cable installation and maintenance vessels, which we had begun to construct and which will be completed and owned by a third party. The lease term begins on the delivery date of each vessel and ends on or before October 2006. We, at our option, may purchase each vessel during or at the end of the lease term for 100% of the then outstanding amounts expended by the lessor for construction of each vessel. If we do not exercise our purchase option at or before the end of the lease term we must pay the lessor the excess, if any, of (i) approximately 84% of each vessel's cost of construction less (ii) the proceeds from the sale of the vessel to a third person. At March 31, 2001, the total minimum rental commitment under the non-cancelable leases is approximately $96.3 million for the five year period fiscal 2002 through 2006. During the six months ended March 31, 2001, we received $38.4 million in a sale-leaseback transaction for certain equipment we originally purchased relating to these vessels.

   In December 2000, we entered into an agreement with C2C to purchase one dark fiber pair on the C2C cable system for $410.0 million. We made payments of $196.8 million under this agreement during the six months ended March 31, 2001, which are included in construction in progress--TyCom Global Network in the Consolidated Balance Sheet. This purchase will allow us to extend the reach of the TGN into Asia. In addition, C2C agreed to purchase from TyCom a half-fiber pair and related equipment on the transpacific portion of the TGN for $320.0, million. C2C made payments of $138.6 million under this agreement in the six months ended March 31, 2001, which are included in other long-term liabilities in the Consolidated Balance Sheet. Additional payments required under these agreements will be made through fiscal 2002.

   In January 2001, we entered into an agreement with Bezeq International Ltd. to form a joint venture to deploy, own and sell bandwidth capacity on the Eastern Mediterranean segment of the TGN. TyCom will have an 80% ownership in the venture.

   Short-term advances to Tyco reflect cash balances generated from our IPO and operating activities that we transferred to Tyco to be included in Tyco's consolidated cash management system. These advances are subject to the terms of various cash management and loan agreements between us and Tyco. Under the terms of these agreements, the funds are available to us on an as needed basis. Short-term advances to Tyco decreased in the six months ended March 31, 2001 from the level at September 30, 2000 due primarily to TGN expenditures.

   At March 31, 2001, our total debt was $655.0 million, consisting primarily of long-term loans from Tyco issued in March 2000. We believe interest rates on these loans were no less favorable than those available to us at that time from a third party commercial lender. These loans are prepayable without penalty at par value at any time after March 2005. Prepayment of amounts outstanding prior to March 2005 requires a redemption premium of up to 5%.

   In March 2001, our Board of Directors authorized the expenditure of up to $500 million to repurchase our common shares. Through March 31, 2001 we had repurchased approximately 7.5 million common shares at a cost of $108.0 million.

   In April 2001, we entered into a supply contract with DishnetDSL Limited to build the SEACN (South East Asia Cable Network) system. This system would connect with the TGN's transpacific segment to extend its reach to India. Completion of this arrangement is subject to DishnetDSL obtaining adequate funding, which would then require both companies to commit to purchase capacity on each others' respective systems and commit TyCom to make an equity investment in Dishnet.

   In April 2001, we agreed in principle to join FLAG Telecom's previously announced transpacific network in a joint development arrangement. We will receive contracts to build the complete transpacific ring. We will acquire through this joint development arrangement four fiber pairs on this transpacific ring to create the transpacific portion of the TGN. Through our Seahorse program, we will also receive a contract to provide wet maintenance on both FLAG Telecom's transpacific network as well as FLAG Telecom's new transatlantic system, which is scheduled to go into service in the second quarter of this year.

  Backlog

   At March 31, 2001, we had a backlog of unfilled orders of approximately $2,522.6 million, compared to a backlog of approximately $2,941.7 million at September 30, 2000. Backlog decreased from September 30, 2000 because we are devoting a substantial portion of our resources to designing, constructing and deploying the TGN and therefore taking on less work as a supplier of undersea fiber optic cable systems for others. This decrease in backlog was partially offset by $402.5 million in backlog related to contracts signed for capacity sales on the TGN. Backlog as of March 31, 2001 excludes an estimated $2.0 billion of anticipated bookings related to the SEACN and FLAG Telecom projects. Backlog also includes maintenance contracts of $677.3 million and $632.7 million as of March 31, 2001 and September 30, 2000, respectively.

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

                          PART II--OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

   The 2001 Annual General Meeting of Shareholders (the "Meeting") of the Company was held on March 27, 2001. All Company proposals submitted at the Meeting were passed as described below. The following is a brief description of each matter voted upon at the Meeting.

   Company Proposal 1. To elect the Board of Directors of the Company:

   The following is a tabulation of the votes submitted in respect of Company Proposal 1; proxy votes giving discretion to the chairman of the Meeting have been included in the "Number of Votes For" column.

                                                          Number of
                                 Number of    Number of     Votes
                                 Votes For  Votes Against Withheld
                                ----------- ------------- ---------
            L. Dennis Kozlowski 511,116,562         3,555    79,851
            Neil R. Garvey..... 511,116,917         3,200    79,851
            Mark H. Swartz..... 511,116,537         3,580    79,851
            Brenda C. Barnes... 511,119,697           420    79,851
            Frank P. Doyle..... 511,116,497         3,620    79,851
            Warren V. Musser... 511,116,497         3,620    79,851

   Company Proposal 2. To re-appoint PricewaterhouseCoopers as the independent auditors and to authorize the Board of Directors to fix the auditors' remuneration:

   A total of 510,767,114 shares were voted for and 415,638 were voted against the re-appointment and authorization. There were 17,216 abstentions.

Item 6. Exhibits and Reports on Form 8-K

   None.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 11th day of May 2001.

                                          TYCOM LTD.


                                          By:       /s/ Mark H. Swartz
                                             ----------------------------------
                                                Mark H. Swartz Vice President
                                                  (Duly Authorized Officer)


                                          By:     /s/ David W. Van Rossum
                                             ----------------------------------
                                             David W. Van Rossum Vice President
                                                and Chief Financial Officer
                                                 (Principal Accounting and
                                                     Financial Officer)