Form 10-Q
period 2001-06-30
TYCOM LTD
filed 2001-08-13
CIK 1108511

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

           [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2001

                                      OR

           [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

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

                               -----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   The number of common shares outstanding as of August 7, 2001 was 504,774,100.


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                  TYCOM LTD.

                              INDEX TO FORM 10-Q

                                                                                                      Page
                                                                                                      ----
Part I--Financial Information:

Item 1--Financial Statements

   Consolidated Balance Sheets as of June 30, 2001 (Unaudited) and September 30, 2000................   1

   Consolidated Statements of Operations (Unaudited) for the Quarters and Nine Months ended June 30,
     2001 and 2000...................................................................................   2

   Consolidated Statements of Cash Flows (Unaudited) for the Nine Months ended June 30, 2001 and
     2000............................................................................................   3

   Notes to Consolidated Financial Statements (Unaudited)............................................   4

Item 2--Management's Discussion and Analysis of Financial Condition and Results of Operations........   9

Item 3--Quantitative and Qualitative Disclosures About Market Risk...................................  15

Part II--Other Information:

Item 1--Legal Proceedings............................................................................  16

Item 6--Exhibits and Reports on Form 8-K.............................................................  16

                         PART I--FINANCIAL INFORMATION

Item 1. Financial Statements

                                  TYCOM LTD.

                          CONSOLIDATED BALANCE SHEETS
                       (in millions, except share data)

                                                                                     June 30,   September 30,
                                                                                       2001         2000
                                                                                    ----------- -------------
                                                                                    (Unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents.......................................................  $  254.3     $   91.0
   Short-term advances to Parent...................................................     480.8      2,047.1
   Receivables, less allowance for doubtful accounts of $48.6 at June 30, 2001 and
     $47.8 at September 30, 2000...................................................     235.2        325.8
   Contracts in process............................................................     211.0        222.2
   Inventories.....................................................................     270.5        129.5
   Deferred income taxes...........................................................      81.8         63.4
   Other current assets............................................................      52.8         12.5
                                                                                     --------     --------
   Total current assets............................................................   1,586.4      2,891.5
Construction in Progress--TyCom Global Network.....................................     932.3        111.1
TyCom Global Network Placed in Service, Net........................................     513.0           --
Property, Plant and Equipment, Net.................................................     609.3        593.1
Goodwill and Other Intangible Assets, Net..........................................     296.7        307.8
Deferred Income Taxes..............................................................     175.7        112.8
Other Assets.......................................................................     108.2         72.0
                                                                                     --------     --------
   Total Assets....................................................................  $4,221.6     $4,088.3
                                                                                     ========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Loans payable and current maturities of long-term debt..........................  $    2.2     $    2.2
   Accounts payable................................................................     451.1        253.2
   Accrued expenses and other current liabilities..................................     342.4        257.3
   Income taxes payable............................................................      64.6         60.5
   Contracts in process--billings in excess of costs...............................     238.8        593.1
   Deferred revenue................................................................     192.6         34.3
                                                                                     --------     --------
   Total current liabilities.......................................................   1,291.7      1,200.6
Long-Term Debt.....................................................................     652.5        653.5
Other Long-Term Liabilities........................................................      44.4         21.3
                                                                                     --------     --------
   Total Liabilities...............................................................   1,988.6      1,875.4
Commitments and Contingencies (Note 9)
Minority Interest..................................................................      48.2         51.4
Shareholders' Equity:
Preference shares, $1.00 par value, 600,000,000 shares authorized; none issued.....        --           --
Common shares, $0.25 par value, 3,000,000,000 shares authorized; 520,390,000 and
  520,300,000 issued as of June 30, 2001 and September 30, 2000, respectively......     130.1        130.1
Share premium......................................................................   2,113.1      2,113.1
Contributed surplus, net of deferred compensation of $1.4 at June 30, 2001 and $1.3
  at September 30, 2000............................................................      13.5         13.4
Shares owned by subsidiary, at cost, 15,250,900 shares as of June 30, 2001.........    (217.5)          --
Accumulated earnings (deficit).....................................................     220.6        (38.8)
Accumulated comprehensive loss.....................................................     (75.0)       (56.3)
                                                                                     --------     --------
   Total Shareholders' Equity......................................................   2,184.8      2,161.5
                                                                                     --------     --------
   Total Liabilities and Shareholders' Equity......................................  $4,221.6     $4,088.3
                                                                                     ========     ========

          See Notes to Consolidated Financial Statements (Unaudited).

                                  TYCOM LTD.

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     (in millions, except per share data)

                                                 For the Quarters For the Nine Months
                                                  Ended June 30,    Ended June 30,
                                                 ---------------- -------------------
                                                   2001    2000     2001      2000
                                                 -------  ------- --------- ---------
Revenue from product sales......................  $581.2  $638.5  $1,624.2  $1,834.7
Service revenue.................................    19.6    37.9      65.9     117.5
                                                 ------   ------  --------  --------
Net revenue.....................................   600.8   676.4   1,690.1   1,952.2
Cost of product sales...........................   398.1   456.7   1,186.3   1,390.8
Cost of services................................    21.8    22.2      54.0      67.6
Sales and marketing.............................     7.0     3.3      17.2      10.4
Research and development........................    17.2    15.9      47.8      42.6
General and administrative......................    18.2    26.4      76.0      68.7
                                                 ------   ------  --------  --------
Operating income................................   138.5   151.9     308.8     372.1
Interest income (expense), net..................     9.3    (7.5)     54.3      (8.7)
                                                 ------   ------  --------  --------
Income before income taxes and minority interest   147.8   144.4     363.1     363.4
Income tax provision............................   (28.7)  (53.0)    (97.6)   (132.5)
Minority interest...............................    (1.0)   (2.7)     (6.1)     (7.0)
                                                 ------   ------  --------  --------
Net income......................................  $118.1  $ 88.7  $  259.4  $  223.9
                                                 ======   ======  ========  ========
Earnings per common share (Note 5):
 Basic..........................................  $ 0.23  $ 0.20  $   0.50  $   0.50
 Diluted........................................  $ 0.23  $ 0.20  $   0.50  $   0.50
Average common shares used in computing earnings
  per share (Note 5):
 Basic..........................................   506.6   450.0     515.6     450.0
 Diluted........................................   507.1   450.0     515.7     450.0

          See Notes to Consolidated Financial Statements (Unaudited).

                                  TYCOM LTD.

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in millions)

                                                                                  For the Nine Months
                                                                                    Ended June 30,
                                                                                  ------------------
                                                                                    2001      2000
                                                                                  ---------  -------
Cash Flows From Operating Activities:
Net income....................................................................... $   259.4  $ 223.9
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation..................................................................      54.7     43.5
   Goodwill and other intangible amortization....................................       7.3      7.6
   Deferred income taxes.........................................................     (81.2)   (10.0)
   Provisions for losses on receivables and inventories..........................      54.6     63.2
   Minority interest.............................................................       9.4     10.8
   Other non-cash items..........................................................       9.1     11.3
   Changes in assets and liabilities:
       Receivables...............................................................      89.9    (99.6)
       Inventories...............................................................    (196.3)   (45.8)
       Other current assets......................................................     (41.9)    (1.7)
       Accounts payable..........................................................     139.7     (1.4)
       Accrued expenses and other current liabilities............................      99.4     44.0
       Contracts in process, net.................................................    (343.1)   (95.7)
       Advances on TyCom Global Network sales....................................     175.9       --
       Income taxes payable......................................................       4.1     52.6
       Deferred revenue..........................................................       6.4     33.1
                                                                                  ---------  -------
          Net cash provided by operating activities..............................     247.4    235.8
                                                                                  ---------  -------
Cash Flows From Investing Activities:
Construction in progress--TyCom Global Network...................................  (1,295.7)    (6.4)
Purchase of property, plant and equipment........................................    (110.7)  (136.1)
Proceeds from sale-leaseback (Note 9)............................................      38.4       --
Increase in investments..........................................................     (50.5)      --
Decrease in long-term receivables................................................       4.9     18.2
Other............................................................................     (15.4)     2.4
                                                                                  ---------  -------
          Net cash used in investing activities..................................  (1,429.0)  (121.9)
                                                                                  ---------  -------
Cash Flows From Financing Activities:
Net changes in short-term advances to Parent.....................................   1,581.1    388.2
Repayments of long-term debt.....................................................      (0.9)    (1.1)
Net proceeds on long-term loan from Parent.......................................        --     48.6
Repurchase of common shares by subsidiary........................................    (216.4)      --
Change in Parent company investment..............................................        --   (530.9)
Distributions to minority interest...............................................     (12.5)   (14.1)
Other............................................................................      (6.4)     2.1
                                                                                  ---------  -------
          Net cash provided by (used in) financing activities....................   1,344.9   (107.2)
                                                                                  ---------  -------
Net increase in cash and cash equivalents........................................     163.3      6.7
Cash and cash equivalents at beginning of period.................................      91.0     12.1
                                                                                  ---------  -------
Cash and cash equivalents at end of period....................................... $   254.3  $  18.8
                                                                                  =========  =======

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

   These financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards in the United States, but, in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position and the results of its operations. All references in this Form 10-Q to "$" are to U.S. dollars.

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

  Revenue Recognition

   In June 1999, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 43, "Real Estate Sales, an interpretation of FASB Statement No. 66." This interpretation clarifies that sales of real estate with property improvements or integral equipment that cannot be removed and used separately from the real estate without incurring significant costs should be accounted for under FASB Statement No. 66, "Accounting for Sales of Real Estate." The interpretation and application of FASB Interpretation No. 43 as it relates to the telecommunications industry and the sale of capacity on undersea communications systems is evolving. The application of this interpretation may result in delaying the recognition of revenue and related profits for certain capacity sales contracts on undersea communications systems that do not satisfy the requirements of FASB Statement No. 66. However, TyCom does not believe that deferring the recognition of revenue would have a significant impact on the future business operations or the reporting of future cash flows. To the extent that contracts satisfy the requirements for sales type lease accounting under FASB Statement No. 66, revenue and related profits may be recognized without deferral.

                                  TYCOM LTD.

2. Accounting Pronouncements--(Continued)

  Business Combinations and Goodwill

   In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. In addition, companies will be required to review goodwill and intangible assets reported in connection with prior acquisitions, possibly disaggregate and report separately previously identified intangible assets, and possibly reclassify certain intangible assets into goodwill. SFAS No. 142 establishes new guidance on accounting for goodwill and other intangible assets. TyCom expects to implement SFAS No. 142 at its earliest allowable adoption date, October 1, 2001. Upon adoption, existing goodwill will no longer be amortized, but instead will be assessed for impairment at least as often as annually. Goodwill resulting from acquisitions initiated after June 30, 2001 will be immediately subject to the nonamortization provisions of SFAS No. 142. The Company is currently assessing the impact of these new standards. Goodwill amortization for the nine months ended June 30, 2001 was $5.5 million.

3. Long-Term Debt

   Long-term debt is as follows ($ in millions):

                                                     June 30, September 30,
                                                       2001       2000
                                                     -------- -------------
    8.00% peseta denominated note due 2003..........  $  4.7     $  5.7
    7.25% loan from Parent due 2010.................   200.0      200.0
    7.50% loan from Parent due 2012.................   250.0      250.0
    7.50% loan from Parent due 2015.................   200.0      200.0
                                                      ------     ------
    Total debt......................................   654.7      655.7
    Less current portion............................    (2.2)      (2.2)
                                                      ------     ------
    Long-term debt..................................  $652.5     $653.5
                                                      ======     ======

4. Interest Income (Expense), Net

   Interest income (expense), net, is comprised of the following ($ in millions):

                                          For the Quarters For the Nine Months
                                           Ended June 30,    Ended June 30,
                                          ---------------  ------------------
                                           2001     2000     2001       2000
                                          ------   ------   ------     ------
    Third party interest income
      (expense), net..................... $  1.3   $  0.3  $  7.4     $  0.3
    Interest income-short-term advances
      to Parent..........................    8.6      4.5    56.9       25.3
    Interest expense-short-term loans
      from Parent........................     --     (0.3)   (0.3)      (0.7)
    Interest expense-long-term loans from
      Parent.............................  (12.8)   (12.0)  (39.0)     (33.6)
    Capitalized interest related to TyCom
      Global Network.....................   12.2       --    29.3         --
                                          ------   ------   ------     ------
    Interest income (expense), net....... $  9.3   $ (7.5) $ 54.3     $ (8.7)
                                          ======   ======   ======     ======

5. Earnings Per Common Share

   TyCom's capital structure was established immediately prior to the initial public offering of its common shares in July 2000. In accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 98, "Earnings Per Share in an Initial Public Offering," the capitalization of common shares has been retroactively reflected for the purposes of presenting earnings per share for the quarter and nine months ended June 30, 2000.

                                  TYCOM LTD.

5. Earnings Per Common Share--(Continued)

   The following table presents the calculation of basic and diluted earnings per common share (in millions, except per share data):

                                     For the Quarters For the Nine Months
                                      Ended June 30,    Ended June 30,
                                     ---------------- -------------------
                                       2001     2000    2001      2000
                                     --------  ------  ------    ------
      Net income.................... $  118.1  $ 88.7 $259.4    $223.9
                                     ========  ======  ======    ======
      Average shares--basic.........    506.6   450.0  515.6     450.0
      Effect of dilutive securities:
      Share options.................      0.5      --    0.1        --
                                     --------  ------  ------    ------
      Average shares--diluted.......    507.1   450.0  515.7     450.0
                                     ========  ======  ======    ======
      Earnings per common
        share--basic and diluted.... $   0.23  $ 0.20 $ 0.50    $ 0.50
                                     ========  ======  ======    ======

   The computation of diluted earnings per common share in the quarter and nine months ended June 30, 2001 excludes the effect of the assumed exercise of approximately 21.9 million stock options that were outstanding at June 30, 2001 because the effect would be anti-dilutive.

6. Shareholder Equity

   In March 2001, the Board of Directors authorized the expenditure of up to $500 million to repurchase TyCom common shares. Through June 30, 2001, the Company had repurchased approximately 15.3 million common shares at a cost of $217.5 million.

7. Comprehensive Income

   Total comprehensive income and its components are as follows ($ in millions):

                                         For the Quarters For the Nine Months
                                          Ended June 30,    Ended June 30,
                                         ---------------  ------------------
                                          2001      2000    2001       2000
                                         ------    -----   ------     ------
      Net income........................ $118.1    $88.7  $259.4     $223.9
         Foreign currency translation
           adjustment...................  (13.4)    (2.1)  (17.0)     (32.3)
         Unrealized loss on derivative
           hedge........................   (0.8)      --    (1.7)        --
                                         ------    -----   ------     ------
      Total comprehensive income........ $103.9    $86.6  $240.7     $191.6
                                         ======    =====   ======     ======

                                  TYCOM LTD.

8. Supplementary Balance Sheet Information

   Selected supplementary balance sheet information is presented below ($ in millions):

                                                                      June 30, September 30,
                                                                        2001       2000
                                                                      -------- -------------
Inventories:
   Purchased materials and manufactured parts........................ $ 198.7     $ 106.2
   Work in process...................................................    17.0        17.3
   Finished goods....................................................    54.8         6.0
                                                                      -------     -------
                                                                      $ 270.5     $ 129.5
                                                                      =======     =======
Property, Plant and Equipment:
   Land.............................................................. $   2.9     $   7.5
   Buildings.........................................................    65.3        57.6
   Machinery and equipment...........................................   356.4       290.2
   Ships and submersibles............................................   316.5       310.4
   Leasehold improvements............................................    17.4        11.7
   Construction in process...........................................   109.1       119.5
   Accumulated depreciation..........................................  (258.3)     (203.8)
                                                                      -------     -------
                                                                      $ 609.3     $ 593.1
                                                                      =======     =======
Accrued expenses and other current liabilities include the following:
   Accrued warranties and liquidated damages......................... $ 182.2     $ 123.2
                                                                      =======     =======

9. Commitments and Contingencies

   In July 2000, TyCom entered into an agreement with C2C Pte. Ltd. ("C2C"), a private cable development company led by Singapore Telecommunications Limited, for the supply of a 17,000-kilometer undersea fiber optic system connecting major cities in Asia, for approximately $1.1 billion. In connection with the supply agreement, TyCom Asia Networks Ltd., a wholly-owned subsidiary of TyCom, entered into a joint venture similarly led by Singapore Telecommunications, and committed to fund approximately $140.0 million for a 15% equity ownership in C2C. During the nine months ended June 30, 2001, the Company funded $50.5 million towards this commitment, which is included in other assets in the Consolidated Balance Sheet.

   In October 2000, TyCom entered into an agreement, which is guaranteed by the Parent, to lease six submarine cable installation and maintenance vessels, which it had begun to construct and which will be completed and owned by a third party. The lease term begins on the delivery date of each vessel and ends on or before October 2006. The Company, at its option, may purchase each vessel during or at the end of the lease term for 100% of the then outstanding amounts expended by the lessor for construction of each vessel. If the Company does not exercise its purchase option at or before the end of the lease term, the Company must pay the lessor the excess, if any, of (i) approximately 84% of each vessel's cost of construction less (ii) the proceeds from the sale of the vessel to a third person. At June 30, 2001, the total minimum rental commitment under these non-cancelable leases is approximately $78.2 million for the five year period fiscal 2002 through 2006. During the nine months ended June 30, 2001, the Company received $38.4 million in a sale-leaseback transaction for certain equipment originally purchased by TyCom for use on these vessels.

   In December 2000, TyCom entered into an agreement with C2C to purchase one dark fiber pair on the C2C cable system for $410.0 million. TyCom made payments of $254.2 million under this agreement during the nine

                                  TYCOM LTD.

9. Commitments and Contingencies--(Continued)

months ended June 30, 2001, which are included in Construction in Progress--TyCom Global Network in the Consolidated Balance Sheet. This purchase will allow TyCom to extend the reach of the TyCom Global Network ("TGN") into Asia. In addition, C2C agreed to purchase from TyCom a half-fiber pair and related equipment on the transpacific portion of the TGN for $320.0 million. C2C made payments of $175.9 million during the nine months ended June 30, 2001, which are included in deferred revenue in the Consolidated Balance Sheet. Additional payments required under these agreements will be made through fiscal 2002.

   In January 2001, the Company entered into an agreement with Bezeq International Ltd. to form a joint venture to deploy, own and sell bandwidth capacity on the Eastern Mediterranean segment of the TGN. TyCom will have an 80% ownership in the venture.

   In April 2001, TyCom entered into a supply contract with DishnetSEACN Limited (''DishnetSEACN") to build the SEACN (South East Asia Cable Network) system. This system would connect with the TGN's transpacific segment to extend its reach to India. Completion of this arrangement is subject to DishnetSEACN obtaining adequate funding, which would then require both companies to commit to purchase capacity on each others' respective systems, resulting in expansion of each system's geographic reach. In addition, if DishnetSEACN obtains adequate funding, TyCom will be committed to make a $150 million equity investment in DishnetDSL Limited, the parent of DishnetSEACN.

   During the nine months ended June 30, 2001, TyCom entered into nineteen facility leases primarily associated with the implementation of the TGN. During July 2001, TyCom entered into an additional facility lease to be used for research and development activities. The total commitment under these facility leases is $1,006.1 million payable through 2026.

   As reported in the Company's Annual Report on Form 10-K, filed December 21, 2000, the Company and its subsidiaries are involved in litigation and arbitration with Global Crossing Ltd. and certain of its affiliates. Evidentiary hearings in the Global Crossing arbitration commenced on December 18, 2000 and are continuing. The date for completion of discovery in the Global Crossing litigation has been extended to September 7, 2001.

10. Related Party Transactions

   Certain services are provided to the Company by the Parent, primarily related to financial, treasury, tax, legal, audit, human resource and risk management functions. Under the terms of the service agreement between the Company and Parent, the Company was charged a fee equal to 1.0% of net revenue for these services during the quarter and nine months ended June 30, 2001, which is included in general and administrative expenses in the Consolidated Statements of Operations.

   The Company purchases various operational services, such as fire protection and engineering, and certain of the components for its manufactured products, such as wire, circuit boards, batteries and power supplies, from subsidiaries of Tyco. These purchases are at prices which approximate market. Purchases from these related entities were $22.6 million and $55.3 million during the quarter and nine months ended June 30, 2001, respectively, and $10.2 million and $26.0 million during the quarter and nine months ended June 30, 2000, respectively. Amounts due on these purchases were $11.0 million and $1.5 million as of June 30, 2001 and September 30, 2000, respectively, and are included in accounts payable in the Consolidated Balance Sheets.

   The Parent provided the Company with short-term loans to temporarily fund project expenditures in locations where TyCom had not yet established its own presence. The amounts outstanding under these types of short-term loans at September 30, 2000 were $10.4 million and are included in accrued expenses and other current liabilities in the Consolidated Balance Sheets. At June 30, 2001, no short-term loans were outstanding. See Notes 3 and 4 for a discussion of loans from Parent included in long-term debt and interest expense, respectively.

11. Subsequent Event

   In April 2001, TyCom agreed in principle to join FLAG Telecom's ("FLAG") previously announced transpacific network in a joint development arrangement. The arrangement was contingent upon FLAG obtaining adequate funding. In August, FLAG withdrew as a co-developer of the transpacific network since the company was unable to obtain financing on satisfactory terms. TyCom will proceed alone with the deployment of the system as originally planned.

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

   Our revenues through the third quarter of fiscal 2001 were derived primarily from designing, building and installing systems for our customers and providing maintenance and service to them. In June 2001, the transatlantic segment of the TGN became operational and we began recognizing revenue from capacity sales on the network. We are continuing to provide our products and services to others while deploying the TGN.

   During construction of the TGN, which began in the fourth quarter of fiscal 2000, revenues and operating income have and may continue to decrease. During the same period, operating expenses are expected to increase due to building the TGN infrastructure, including network operations, sales and marketing, research and development and administration.

Results of Operations

   Net income was $118.1 million for the quarter ended June 30, 2001, as compared to $88.7 million for the quarter ended June 30, 2000. Net income was $259.4 million for the nine months ended June 30, 2001, as compared to $223.9 million for the nine months ended June 30, 2000. The operating results discussed below, which are presented in accordance with Generally Accepted Accounting Principles in the United States ("GAAP"), are supplemented by a discussion of earnings before interest, income taxes, depreciation and amortization ("EBITDA"). As the focus of our business transitions to deploying the TGN and selling bandwidth capacity, we will use EBITDA as one of our key indicators of performance. EBITDA is commonly used in the communications industry to analyze companies' operating performance. EBITDA, however, should not be considered an alternative to operating or net income as an indicator of the performance of our business, or as an alternative to cash flows from operating activities as a measure of liquidity, in each case determined in accordance with GAAP.

   In June 1999, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 43, "Real Estate Sales, an interpretation of FASB Statement No. 66." This interpretation clarifies that sales of real estate with property improvements or integral equipment that cannot be removed and used separately from the real estate without incurring significant costs should be accounted for under FASB Statement No. 66, "Accounting for Sales of Real Estate." The interpretation and application of FASB Interpretation No. 43 as it relates to the telecommunications industry and the sale of capacity on undersea communications systems is evolving. The application of this interpretation may result in our delaying the recognition of revenue and related profits for certain capacity sales contracts on undersea communications systems that do not satisfy the requirements of FASB Statement No. 66. However, we do not believe that deferring the recognition of revenue would have a significant impact on our future business operations or the reporting of our future cash flows. To the extent that contracts satisfy the requirements for sales type lease accounting under FASB Statement No. 66, revenue and related profits may be recognized without deferral.

Quarter Ended June 30, 2001 Compared to Quarter Ended June 30, 2000

  Revenues

   Net revenue decreased 11.2% during the quarter ended June 30, 2001 to $600.8 million from $676.4 million in the quarter ended June 30, 2000. This decrease occurred primarily because of our decision to devote a substantial portion of our resources to designing, constructing and deploying the TGN. Revenue from product sales decreased 9.0% to $581.2 million from $638.5 million. The decline in product sales was primarily due to a decrease in revenue recognized on SAm-1 (a decrease of $180 million), Hibernia (a decrease of $168 million), and Yellow (a decrease of $54 million) as these contracts were completed or neared completion, partially offset by revenue growth with C2C (an increase of $217 million) and Australia-Japan (an increase of $50 million). Also offsetting the decline in product revenue were $34.9 million of capacity sales on the transatlantic segment of the TGN, which became operational in June 2001. While the current downturn in the telecommunications industry has not significantly impacted our results to date, we may in the future experience softness in demand if the slowdown continues. However, we believe that contraction in the number of competitors and our technological capabilities should to some extent mitigate the effects of industry trends on our results. The SAm-1 system was contracted in July 1999 and connects major telecommunications centers around South America. The Hibernia system was contracted in June 1999 and consists of a 12,300 kilometer four fiber pair ring between the United States, Canada, the United Kingdom and Ireland. The Yellow cable system was contracted in June 1999 and connects the United States and the United Kingdom. The C2C system was contracted in July 2000 and consists of a 17,000 kilometer, eight fiber pair ring connecting several countries in the Asia-Pacific region. The Australia-Japan system was contracted in July 2000 and connects Australia, Guam and Japan.

   Service revenue decreased $18.3 million to $19.6 million in the quarter ended June 30, 2001 from $37.9 million in the quarter ended June 30, 2000. The decrease was a result of the expiration of the Atlantic Cable Maintenance Agreement and the transfer of certain of our ships from maintenance to installation in fiscal year 2001. Also contributing to the decrease in service revenue was the termination of an operations, administration and maintenance contract in connection with the settlement of a portion of the Global Crossing arbitration in August 2000. The decrease in service revenue margins in the quarter ended June 30, 2001 resulted from lower maintenance revenue, as well as the development of a new worldwide wet maintenance program, SEAHORSE, and increased costs associated with developing our infrastructure to support the TGN. We expect service revenue margins to increase as we increase our service revenue associated with the operation, administration and maintenance of the TGN on behalf of our customers.

  Operating Results

   Operating income decreased $13.4 million, or 8.8%, to $138.5 million in the quarter ended June 30, 2001. Operating income was 23.1% of net revenue in the quarter ended June 30, 2001, as compared to 22.5% in the third quarter of fiscal 2000. The decrease in operating income resulted primarily from the decrease in product and service revenue.

   Sales and marketing expenses were $7.0 million and $3.3 million during the quarters ended June 30, 2001 and 2000, respectively. The increase in sales and marketing costs was primarily due to increased headcount associated with the deployment of the TGN. Sales and marketing expenses were 1.2% and 0.5% of net revenue during the quarters ended June 30, 2001 and 2000, respectively. We expect these costs to increase both in absolute dollars and as a percentage of net revenue as we continue to build the sales and marketing staff and incur commission expenses to sell bandwidth capacity on the TGN.

   Research and development costs were $17.2 million and $15.9 million in the quarters ended June 30, 2001 and 2000, respectively. Research and development expenses increased due to additional personnel, as well as increased equipment depreciation costs. Research and development expenses were 2.9% and 2.4% of net revenue during the quarters ended June 30, 2001 and 2000, respectively. The increase in research and development costs as a percentage of net revenue was due to the $1.3 million increase in costs combined with lower product and service revenue for the current period.

   General and administrative costs were $18.2 million and $26.4 million during the quarters ended June 30, 2001 and 2000, respectively. The decrease in general and administrative costs was primarily due to a decrease in employee performance related expenses and other discretionary spending. The decrease was partially offset by an increase in salary and benefits related to support functions for the TGN, as well as additional costs associated with investor relations, legal and accounting fees. General and administrative expenses were 3.0% and 3.9% of net revenue during the quarters ended June 30, 2001 and 2000, respectively.

   EBITDA decreased $7.7 million, or 4.5%, to $162.3 million in the quarter ended June 30, 2001 compared to the quarter ended June 30, 2000. Depreciation and amortization for the quarter ended June 30, 2001 was $23.8 million compared to $18.1 million for the quarter ended June 30, 2000. The primary reason for the $5.7 million increase was depreciation on the transatlantic portion of the TGN, which was placed in service in June 2001. Also contributing to the increase was expanded manufacturing facilities and additions to machinery and equipment related to projected requirements for third party systems and the TGN.

  Interest Income (Expense), Net

   Interest income, net, was $9.3 million for the quarter ended June 30, 2001, as compared to $7.5 million of interest expense, net, for the quarter ended June 30, 2000. The change of $16.8 million from net interest expense to net interest income was due primarily to capitalized interest related to the deployment of the TGN of $12.2 million and an increase in interest income of $5.1 million in the quarter ended June 30, 2001. The increase in interest income is related to an increase in advances to Tyco and short-term investments under our cash management programs due to net proceeds received of $1.9 billion from the IPO.

  Income Tax Expense

   The effective income tax rates were 19.4% and 36.7% during the quarters ended June 30, 2001 and 2000, respectively. The decrease was due to higher actual and projected earnings in tax jurisdictions with lower income tax rates including the recognition of capacity sales on the transatlantic segment of the TGN which became operational earlier than expected. We believe that we will generate sufficient future income to realize the tax benefits related to our deferred tax assets.

Nine Months Ended June 30, 2001 Compared to Nine Months Ended June 30, 2000

  Revenues

   Net revenue decreased 13.4% during the nine months ended June 30, 2001 to $1,690.1 million from $1,952.2 million in the nine months ended June 30, 2000. This decrease occurred primarily because of our decision to devote a substantial portion of our resources to designing, constructing and deploying the TGN. Revenue from product sales decreased 11.5% to $1,624.2 million from $1,834.7 million. The decline in product sales was primarily due to a decrease in revenue recognized on SAm-1 (a decrease of $335 million), Pacific Crossing-1 (a decrease of $273 million), Yellow (a decrease of $203 million) and Hibernia (a decrease of $191 million) as these contracts were completed or neared completion, partially offset by revenue growth on C2C (an increase of $576 million) and Australia-Japan (an increase of $152 million). Also offsetting the decline in product revenue were $34.9 million of capacity sales on the transatlantic segment of the TGN. While the current downturn in the telecommunications industry has not significantly impacted our results to date, we may in the future experience softness in demand if the slowdown continues. However, we believe that contraction in the number of competitors and our technological capabilities should to some extent mitigate the effects of industry trends on our results. The Pacific Crossing-1 system was contracted in April 1998 and connects the United States and Japan.

   Service revenue decreased $51.6 million to $65.9 million in the nine months ended June 30, 2001 from $117.5 million in the nine months ended June 30, 2000. The decrease was a result of the expiration of the Atlantic Cable Maintenance Agreement and the transfer of certain of our ships from maintenance to installation in fiscal year 2001. Also contributing to the decrease in service revenue was the termination of an operations, administration and maintenance contract in connection with the settlement of a portion of the Global Crossing arbitration in August 2000. The decrease in service revenue margins in the nine months ended June 30, 2001 resulted from lower maintenance revenue, as well as the development of a new worldwide wet maintenance program, SEAHORSE, and increased costs associated with developing our infrastructure to support the TGN. We expect service revenue margins to increase as we increase our service revenue associated with the operation, administration and maintenance of the TGN on behalf of our customers.

  Operating Results

   Operating income decreased $63.3 million, or 17.0%, to $308.8 million in the nine months ended June 30, 2001. Operating income was 18.3% of net revenue in the nine months ended June 30, 2001, as compared to 19.1% in the nine months ended June 30, 2000. The decrease in operating income resulted from the decrease in product and service revenue and an increase in sales and marketing, research and development and general and administrative expenses, as discussed below. These factors were partially offset by an increase in profit margins on product revenue due to a change in contract mix.

   Sales and marketing expenses were $17.2 million and $10.4 million during the nine months ended June 30, 2001 and 2000, respectively. The increase in sales and marketing costs was primarily due to increased headcount associated with the deployment of the TGN. Sales and marketing expenses were 1.0% and 0.5% of net revenue during the nine months ended June 30, 2001 and 2000, respectively. We expect these costs to increase both in absolute dollars and as a percentage of net revenue as we continue to build the sales and marketing staff and incur commission expenses to sell bandwidth capacity on the TGN.

   Research and development costs were $47.8 million and $42.6 million in the nine months ended June 30, 2001 and 2000, respectively. Research and development expenses increased due to additional personnel, as well as increased equipment depreciation costs. Research and development expenses were 2.8% and 2.2% of net revenue during the nine months ended June 30, 2001 and 2000, respectively. The increase in research and development costs as a percentage of net revenue was due to the $5.2 million increase in costs as well as lower product and service revenue for the current period.

   General and administrative costs were $76.0 million and $68.7 million during the nine months ended June 30, 2001 and 2000, respectively. The increase in general and administrative costs was due to an increase in salary and benefits related to support functions for the TGN, additional costs associated with investor relations, legal and accounting fees, and an increase in costs related to the customer care center and corporate headquarters in Bermuda. This increase was partially offset by a decrease in employee performance related expenses and other discretionary spending, as well as a decrease in the management fee paid to Tyco. General and administrative expenses were 4.5% and 3.5% of net revenue during the nine months ended June 30, 2001 and 2000, respectively. The increase in general and administrative costs as a percentage of net revenue was due to the increase in expenses and lower product and service revenue for the current period.

   EBITDA decreased $52.4 million, or 12.4%, to $370.8 million in the nine months ended June 30, 2001 compared to the nine months ended June 30, 2000. Depreciation and amortization for the nine months ended June 30, 2001 was $62.0 million compared to $51.1 million for the nine months ended June 30, 2000. The increase of $10.9 million was principally from expanded manufacturing facilities and additions to machinery and equipment related to projected requirements for third party systems and the TGN.

  Interest Income (Expense), Net

   Interest income, net, was $54.3 million for the nine months ended June 30, 2001, as compared to $8.7 million of interest expense, net, for the nine months ended June 30, 2000. The change of $63.0 million from net interest expense to net interest income was due primarily to an increase in interest income of $38.8 million and capitalized interest related to the deployment of the TGN of $29.3 million in the nine months ended June 30, 2001. The increase in interest income is related to an increase in advances to Tyco and short-term investments under our cash management programs due to net proceeds received of $1.9 billion from the IPO.

  Income Tax Expense

   The effective income tax rates were 26.9% and 36.5% during the nine months ended June 30, 2001 and 2000, respectively. The decrease was due to higher actual and projected earnings in tax jurisdictions with lower income tax rates. We believe that we will generate sufficient future income to realize the tax benefits related to our deferred tax assets.

Liquidity and Capital Resources

   As previously discussed, we are applying our capabilities to develop and build our own global undersea fiber optic network and sell our bandwidth capacity to others. The transatlantic segment of the TGN became operational in June 2001, and we expect the remainder of the first phase, consisting of the transpacific and various European portions, to be operational by the end of calendar 2002. We currently estimate that the cost to implement the first phase of the TGN will be approximately $1.9 billion in fiscal 2001 and $2.0 billion in fiscal 2002, primarily for network construction. These amounts are less than previous estimates of $2.4 billion and $3.2 billion, respectively, as a result of lower costs than previously anticipated for the purchase of electronic equipment and components for the network and for the lease of selected backhaul connections instead of constructing them as originally planned. The capital needed to fund the deployment of the first phase of the TGN, expected to be completed by the end of calendar 2002, is projected to come from cash flows from operations, the remaining proceeds from our IPO and our credit agreement with Tyco, under which we have the capacity to borrow up to $1.25 billion. The timing and sequence of implementing additional phases of the network will be based on future global and regional demand.

   As presented in the Consolidated Statement of Cash Flows, net cash provided by operating activities was $247.4 million in the nine months ended June 30, 2001. The significant changes in working capital in the nine months ended June 30, 2001 were a $343.1 million decrease in net contracts in process, a $196.3 million increase in inventory and a $175.9 million increase in advances on TGN sales. The decrease in contracts in process was due to the timing of billings on certain contracts nearing completion. Inventory increased due to projected requirements for the TGN and third party systems. Inventory includes purchased materials and manufactured parts, work in process and finished goods that have not yet been installed in the TGN.

   At June 30, 2001, two customers comprised approximately 50% of total accounts receivable. We review each customer's credit history before extending credit and evaluate each customers' ability to perform obligations under its agreements. We do not expect our customers to fail to meet their obligations under contracts given their credit rating or the financing in place for the applicable contracts. In addition, we establish an allowance for doubtful accounts based upon factors surrounding credit risk of specific customers and contracts and historical trends. As we expand our undersea cable business to become a provider of bandwidth services, we believe the concentrations of credit risk will decrease due to an increased number of customers.

   During the nine months ended June 30, 2001, we used cash of $1,295.7 million for construction of the TGN, including operational support systems and land related to the TGN. Our cash outlay related to the construction of the TGN is expected to increase and aggregate to approximately $1.9 billion in fiscal year 2001. Capital expenditures for property, plant and equipment, excluding amounts directly related to the TGN, were $110.7 million in the nine months ended June 30, 2001. These expenditures were primarily for manufacturing machinery and equipment, research and development test equipment and submersibles to install and maintain cable systems.

   In July 2000, we entered into an agreement with C2C Pte. Ltd. ("C2C"), a private cable development company led by Singapore Telecommunications Limited, for the supply of a 17,000-kilometer undersea fiber optic system connecting major cities in Asia, for approximately $1.1 billion. In connection with the supply agreement, TyCom Asia Networks Ltd., a wholly-owned subsidiary of TyCom, entered into a joint venture similarly led by Singapore Telecommunications, and committed to fund approximately $140.0 million for a 15% equity ownership in C2C. During the nine months ended June 30, 2001, we funded $50.5 million towards this commitment, which is included in other assets in the Consolidated Balance Sheet.

   In October 2000, we entered into an agreement, which is guaranteed by our Parent, to lease six submarine cable installation and maintenance vessels, which we had begun to construct and which will be completed and owned by a third party. The lease term begins on the delivery date of each vessel and ends on or before October 2006. We, at our option, may purchase each vessel during or at the end of the lease term for 100% of the then outstanding amounts expended by the lessor for construction of each vessel. If we do not exercise our purchase option at or before the end of the lease term we must pay the lessor the excess, if any, of (i) approximately 84% of each vessel's cost of construction less (ii) the proceeds from the sale of the vessel to a third person. At June 30, 2001, the total minimum rental commitment under the non-cancelable leases is approximately $78.2 million for the five year period fiscal 2002 through 2006. During the nine months ended June 30, 2001, we received $38.4 million in a sale-leaseback transaction for certain equipment we originally purchased for use on to these vessels.

   In December 2000, we entered into an agreement with C2C to purchase one dark fiber pair on the C2C cable system for $410.0 million. We made payments of $254.2 million under this agreement during the nine months ended June 30, 2001, which are included in Construction in Progress--TyCom Global Network in the Consolidated Balance Sheet. This purchase will allow us to extend the reach of the TGN into Asia. In addition, C2C agreed to purchase from TyCom a half-fiber pair and related equipment on the transpacific portion of the TGN for $320.0 million. C2C made payments of $175.9 million under this agreement in the nine months ended June 30, 2001, which are included in deferred revenue in the Consolidated Balance Sheet. Additional payments required under these agreements will be made through fiscal 2002.

   In January 2001, we entered into an agreement with Bezeq International Ltd. to form a joint venture to deploy, own and sell bandwidth capacity on the Eastern Mediterranean segment of the TGN. TyCom will have an 80% ownership in the venture.

   Short-term advances to Tyco reflect cash balances generated from operating activities that we transferred to Tyco to be included in Tyco's consolidated cash management system, as well as the remaining cash proceeds generated from our IPO. These advances are subject to the terms of various cash management and loan agreements between us and Tyco. Under the terms of these agreements, the funds are available to us on an as needed basis. Short-term advances to Tyco decreased in the nine months ended June 30, 2001 from the level at September 30, 2000 due primarily to TGN expenditures.

   At June 30, 2001, our total debt was $654.7 million, consisting primarily of long-term loans from Tyco issued in March 2000. We believe interest rates on these loans were no less favorable than those available to us at that time from a third party commercial lender. These loans are prepayable without penalty at par value at any time after March 2005. Prepayment of amounts outstanding prior to March 2005 requires a redemption premium of up to 5%.

   In March 2001, our Board of Directors authorized the expenditure of up to $500 million to repurchase our common shares. Through June 30, 2001 we had repurchased approximately 15.3 million common shares at a cost of $217.5 million.

   In April 2001, we entered into a supply contract with DishnetSEACN Limited ("DishnetSEACN") to build the SEACN (South East Asia Cable Network) system. This system would connect with the TGN's transpacific segment to extend its reach to India. Completion of this arrangement is subject to DishnetSEACN obtaining adequate funding, which would then require both companies to commit to purchase capacity on each others' respective systems, resulting in expansion of each systems geographic reach. In addition, if DishnetSEACN Limited obtains adequate funding, TyCom will be committed to make a $150 million equity investment in DishnetDSL Limited, the parent of DishnetSEACN.

   In April 2001, TyCom agreed in principle to join FLAG Telecom's ("FLAG") previously announced transpacific network in a joint development arrangement. The arrangement was contingent upon FLAG obtaining adequate funding. In August, FLAG withdrew as a co-developer of the transpacfic network since the company was unable to obtain financing on satisfactory terms. TyCom will proceed alone with the deployment of the system as originally planned.

  Backlog

   At June 30, 2001, we had a backlog of unfilled orders of approximately $2,069.0 million, compared to a backlog of approximately $2,941.7 million at September 30, 2000. Backlog decreased from September 30, 2000 primarily because we are devoting a substantial portion of our resources to designing, constructing and deploying the TGN and therefore taking on less work as a supplier of undersea fiber optic cable systems for others. Additionally, we removed the remaining backlog of $53.8 million on a supply contract as a result of the bankruptcy filing by a customer. This decrease in backlog was partially offset by $560.0 million in backlog related to contracts signed for capacity sales on the TGN. Backlog as of June 30, 2001 excludes an estimated $1.2 billion of anticipated bookings related to the SEACN project. Backlog also includes maintenance contracts of $521.8 million and $632.7 million as of June 30, 2001 and September 30, 2000, respectively. The decrease in maintenance revenue backlog from September 30, 2000 was primarily related to the removal of two additional contracts from backlog relating to the bankruptcy mentioned above.

Accounting and Technical Pronouncements

   In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. In addition, companies will be required to review goodwill and intangible assets reported in connection with prior acquisitions, possibly disaggregate and report separately previously identified intangible assets and possibly reclassify certain intangible assets into goodwill. SFAS No. 142 establishes new guidelines on accounting for goodwill and other intangible assets. TyCom expects to implement SFAS No. 142 at its earliest allowable adoption date, October 1, 2001. Upon adoption, existing goodwill will no longer be amortized but instead will be assessed for impairment at least as often as annually. Goodwill resulting from acquisitions initiated after June 30, 2001 will be immediately subject to the nonamortization provisions of SFAS No. 142. We are currently assessing the impact of these new standards. Goodwill amortization for the nine months ended June 30, 2001 was $5.5 million.

Forward Looking Information

   Certain statements in this report are "forward looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. All forward looking statements involve risks and uncertainties. All statements contained herein that are not clearly historical in nature are forward looking, and the words ''anticipate,'' ''believe,'' ''expect,'' ''estimate'' and similar expressions are generally intended to identify forward looking statements. Any forward looking statement contained herein, in press releases, written statements or other documents filed with the Securities and Exchange Commission, or in our communications and discussions with investors and analysts in the normal course of business through meetings, phone calls and conference calls, regarding expectations with respect to future sales, earnings, cash flows, operating efficiencies, backlog, share repurchases, prospects, size and growth of world telecommunications traffic, growth of use of the Internet and other bandwidth intensive applications, technological and customer support capabilities, pricing, new product and services development, potential expansions to our network, potential customers, liquidity and working capital needs, estimated demand forecast and information concerning characteristics of competing systems, are subject to known and unknown risks, uncertainties and contingencies, many of which are beyond our control, which may cause actual results, performance or achievements to differ materially from anticipated results, performances or achievements.

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

                          PART II--OTHER INFORMATION

Item 1. Legal Proceedings

   In the Global Crossing litigation disclosed under ''Item 3--Legal Proceedings'' in TyCom's Annual Report on Form 10-K for the year ended September 30, 2000, the date for completion of all party and third-party fact discovery has been extended to September 7, 2001.

Item 6. Exhibits and Reports on Form 8-K

   None.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 13th day of August 2001.

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